Form 10QSB
period 2001-06-30
SCIENTIO INC
filed 2001-11-26
CIK 1143799

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q SB

(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended June 30, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 333-64420


                              SCIENTIO, INC.


         ------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

     Delaware                                        11-3581664

  -------------------------------------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  Incorporation or Organization)                Identification Number)

          P.O. Box 940007, Belle Harbor, New York 11694

      ------------------------------------------------------
      (Address of Principal Executive Office)     (Zip Code)

                          (718) 318-0994

       ----------------------------------------------------
       (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.
Yes / X /  No /  /

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                   DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes /  /   No /  /

                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,015,000

                             10QSB-1




Part 1.  Financial Information

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Scientio, Inc. ("The Registrant") was incorporated in the State of Delaware on December 11, 2000. It is engaged in the development, marketing and support of software components that can be used to analyze data (data mining) flowing the XML (extensible markup language) protocol between computers over the internet or intranets. The Registrant has not yet generated any sales to date.

The Registrant has completed development and is offering for sale its first datamining software product, the XML Miner package version 1.0. The package contains three components, XML Miner, XML Rule and Strucfind. Also being worked on is an XML Rule package which will contain two components, XML Rule and a Rule Editor. The targeted customers are software developers.

While the XML Miner Package has been installed and running on the Registrant's web site, offering online demonstrations of its performance in two distinct application areas, it has not yet sold any units of XML Miner or the XML Miner Package nor has the Registrant's technology been installed to date by any business and no assurance can be given that its technology will work in an operational setting. To date, the Registrant has not entered into any joint venture or general consultancy agreements nor licensed any of its technology to software development companies.

On December 8, 2000, Modern Technology Corp ('Modern') entered into an agreement with Andrew Edmonds, President and Anneke Edmonds, principal shareholder, to form Scientio. Modern agreed to purchase 403,000 shares of Scientio, representing 20% of the outstanding shares, for an investment of $188,500 and an additional investment of up to $50,000 to cover the costs of registering those shares and distributing them to shareholders of Modern.

A registration statement for the 403,000 shares owned by Modern
Technology Corp was filed with the Securities and Exchange
Commission. On September 24, 2001, the registration statement was declared effective. During the first week of October 2001, the 403,000 shares were distributed to Modern's shareholders.

The Registrant is in the development stage, not yet generating any revenues. Over the next twelve months, the Registrant does not anticipate the purchase of any significant amount of plant or equipment and does not anticipate any significant changes in the number of company employees (presently there are 3 employees).

During the three months ended June 30, 2001, the Registrant had a net loss of $42,096. During the period from inception (December 11, 2000) to June 30, 2001, the Registrant generated a net loss of $91,276. For the three months ended June 30, 2001, the Registrant's expenses consisted of general and administrative items amounting to $12,682, Officer's salary to the Registrant's president amounting to $29,016, professional fees, mainly legal and accounting, amounting to $289 and depreciation of $340. The Registrant generated interest income of $231 for the three months ended June 30, 2001.

For the period from inception (December 11, 2000) to June 30, 2001, the Registrant's expenses consisted of general and administrative expenses of $21,499, officer's salary of $59,203 (paid to the Registrant's president), professional fees (primarily legal and accounting expenses) of $10,392 and depreciation of $588. $406 of interest income was generated for this period.

As of June 30, 2001, the Registrant had total assets of $128,945, consisting of $103,594 of cash and cash equivalents, fixed assets of $5,328 and Deferred Registration Costs of $20,023. Total liabilities amounted to $49 with shareholders' equity of $128,896.

The Registrant received its initial funding from Modern, one of its principal shareholders. As of June 30, 2001, Modern invested $188,500. Management believes these funds will be sufficient to cover working capital needs through March 31, 2002. The Registrant will need to raise an additional $50,000-$100,000 over the next 12 months. There are presently no commitments for any additional financing.

The only officer entitled to compensation is Andrew Edmonds, the President of the Company. Dr. Edmonds devotes his full time to the business of the Registrant. Pursuant to the shareholder's agreement of December 8, 2000 (signed with Modern Technology Corp), Dr. Edmonds is to be paid a minimum salary of $90,000 on or before December 8, 2001. Dr. Edmonds has agreed to transfer to the Company all improvements of the Registrant's products and any new software products he develops for a three year period ending December 8, 2003. In the event this salary is not paid to Dr. Edmonds, he will be free of the three year restriction provided all shares issued to Mrs. Edmonds (owner of 1,591,850 shares of the Registrant, representing a 79% ownership interest) are returned to the treasury of the Registrant.

The Registrant is paying rent monthly of about $1,700 to Anneke Edmonds, treasurer and director, for use of two rooms (about 300 square feet) in Mrs. Edmond's home under an oral agreement on a month by month basis. Included in the rental are monthly payments for telephone, utilities and use of equipment, computers and software owned by Andrew and Anneke Edmonds. Management believes the amount paid is equivalent to or less than current market rental rates. Anneke Edmonds, treasurer and chief financial officer/director, and Arthur Seidenfeld, secretary and director, both are non paid officers/directors.













































Item 3.      Defaults upon Senior Securities.  None.

Item 4.      Submission of Matters to a Vote of Security Holders.  None.

Item 5.      Other Materially Important Events.  None.

Item 6.      Exhibits and Reports on Form 8-K.  None.











                              SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SCIENTIO, INC.

                    By:  Arthur Seidenfeld
             President and Chief Executive Officer
                       November 19, 2001































                            SCIENTIO, INC.

                         FINANCIAL STATEMENTS

                            JUNE 30, 2001











                              I N D E X





                                                                 Page




BALANCE SHEET - ASSETS                                            1


BALANCE SHEET - LIABILITIES AND EQUITY                            2


STATEMENT OF OPERATIONS                                           3


STATEMENT OF CASH FLOWS                                           4


NOTES TO THE FINANCIAL STATEMENTS                               5 - 8





                              SCIENTIO, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                              BALANCE SHEET
                               (Unaudited)


                               A S S E T S



                                                     June 30, 2001



CURRENT ASSETS

  Cash and Cash Equivalents                            $103,594
                                                       --------
  TOTAL CURRENT ASSETS                                  103,594
                                                       --------
FIXED ASSETS, At Cost

  Equipment                                               4,324
  Software                                                1,579
                                                       --------
                                                          5,903
  Less:  Accumulated Depreciation                          (575)
                                                       --------
  FIXED ASSETS, net                                       5,328
                                                       --------
OTHER ASSETS

  Deferred Registration Costs                            20,023
                                                       --------

TOTAL ASSETS                                           $128,945
                                                       ========
















See accompanying summary of accounting policies and notes to financial statements.

                            SCIENTIO, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEET
                             (Unaudited)



L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y





                                                        June 30, 2001


CURRENT LIABILITIES

  Accounts Payable and Accrued Expenses                   $     49
                                                          --------
  TOTAL CURRENT LIABILITIES                                     49
                                                          --------

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY

  Common Stock - 30,000,000 Shares
   Authorized, 2,015,000 Issued &
   Outstanding Shares at $.001 Par Value                     2,015
  Paid In Capital                                          218,157
  (Deficit) Accumulated during the
   Development Stage                                       (91,276)
                                                          --------
  TOTAL SHAREHOLDERS' EQUITY                               128,896
                                                          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $128,945
                                                          ========











See accompanying summary of accounting policies and notes to financial statements.

                             SCIENTIO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENT OF OPERATIONS
                              (Unaudited)


                                             For the           Cumulative
                                             Period            Amounts from
                                             April 1,          December 11,
                                             2001, to              2000
                                             June 30,         (Inception)to
                                               2001            June 30, 2001


Interest Income                             $     231           $     406
General and Administrative
 Expenses                                     (12,682)            (21,499)
Officer Salary                                (29,016)            (59,203)
Professional Fees                                (289)            (10,392)
Depreciation                                     (340)               (588)
                                            ---------           ---------
INCOME (LOSS) BEFORE INCOME TAXES             (42,096)            (91,276)

Income Tax Expense (Benefit)                      -0-                 -0-
                                            ---------           ---------
NET INCOME (LOSS)                             (42,096)          $ (91,276)
                                            =========           =========
Basic and Diluted Earnings (Loss)
 Per Share                                  $    (.02)          $    (.05)
                                            =========           =========
Weighted Average Number of Shares
 of Common Stock Outstanding                2,015,000           2,015,000
                                            =========           =========
















See accompanying summary of accounting policies and notes to financial statements.

                                SCIENTIO, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                 For the        Cumulative
                                                 Period        Amounts from
                                                 April 1,       December 11,
                                                 2001 to            2000
                                                 June 30,      (Inception)to
                                                   2001         June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                               $(42,096)        $ (91,276)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash
 Provided by (Used In) Operating Activities:
  Depreciation                                        340               588
  Stock Issued for Services                           -0-             9,471
  Change in Assets and Liabilities:
  Decrease (Increase) in Deposits                     157               -0-
  Increase (Decrease) in Accounts Payable             -0-                49
 Net Cash Provided by (Used In)                ----------         ---------
 Operating Activities                             (41,599)          (81,168)
                                               ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                               (185)           (4,362)
  Net Cash Provided By (Used In)               ----------         ---------
  Investing Activities                               (185)           (4,362)
                                               ----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Common Stock Issuance                  -0-           100,000
 (Increase) in Deferred Registration Costs        (20,023)          (20,023)
 Payment received on subscription
  receivable                                      109,109           109,109
 Net Cash Provided By (Used In)                ----------         ---------
  Financing Activities                             89,086           189,086
                                               ----------         ---------
 Effect of Exchange Rate Changes on Cash               44                38
 Net Increase (Decrease)in Cash and
  Cash Equivalents                                 47,346           103,594
  Cash and Cash Equivalents at Beginning
 of Period                                         56,248               -0-
                                               ----------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  103,594         $ 103,594
                                               ==========         =========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest Expense                             $      -0-         $     -0-
  Income Tax                                   $      -0-         $     -0-

Non Cash Investing and Financing Transactions:
Stock Issued for Services                      $      -0-         $   9,471
Stock Issued for Software                      $      -0-         $   1,592



See accompanying summary of accounting policies and notes to financial statements.
                                                           Page 4 of 8



                             SCIENTIO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
     FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO JUNE 30, 2001
                             (Unaudited)

NOTE 1:      ORGANIZATION AND NATURE OF OPERATIONS

       Scientio, Inc. (Scientio) is a Delaware corporation. Scientio is in the development stage and has not generated any revenue. Scientio's offices are located in the United Kingdom and the United States. Scientio's principal purpose was to acquire the ownership and commercialization rights to a line of software products developed by Andy Edmonds and owned by Anneke Edmonds and designated 'the family of XML products' defined as XML Miner, XML Rule and Strucfind. These products mine XML code to find relationships and predict values using fuzzy-logic rules, then apply them to web sites, applications, or anywhere that a COM control or Java bean can be used.

NOTE 2:      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Currency Translation

      The Company's functional currency is the British pounds sterling in which revenue and expenses are generated. For reporting purposes, the reporting currency is the US Dollar. The translating functional currency statement into the reporting currency was performed in accordance with Statements of Financial Accounting Standards (SFAS) 52 and General Accepted Accounting Principles (GAAP).

      Cash and Cash Equivalents

      Cash equivalents consist of highly liquid, short-term investments with original maturities of 90 days or less.

      Property and Equipment, At Cost

      Depreciation is calculated using the straight line method over the asset's estimated useful life, which is 5 years for equipment and 3 years for software.

      Revenue Recognition Policy

      The company recognizes sales, for both financial statement purposes and for tax purposes, when the products are shipped to customers.

                               SCIENTO, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO THE FINANCIAL STATEMENTS
      FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO JUNE 30, 2001
                               (Unaudited)
                               (Continued)


      Estimates in Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 has as its basic objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

      Valuation allowances are established when necessary to reduce deferred tax assets to the estimated amount to be realized. Income tax expense represents the tax payable for the current period and the change during the period in the deferred tax assets and liabilities.

NOTE 3:      DEFERRED REGISTRATION COSTS

      For the period December 11, 2000 (inception) through June 30, 2001, the Company has incurred deferred registration costs of $20,023 relating to expenses incurred in connection with the Proposed Distribution (see Note 9). Upon consummation of this Proposed Distribution, the deferred registration costs will be charged to equity. Should the Proposed Distribution prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

NOTE 4:      OFFICER SALARY AND PROFESSIONAL FEES

      The company has an agreement with its president to complete and maintain the company's product. In this agreement, the company agrees to pay the officer at least $90,000 per annum. The officer has received $30,187 and $29,016 for the period December 11, 2000 (inception) to March 31, 2001 and for the period April 1, 2001 to June 30, 2001, respectively.

                              SCIENTO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO THE FINANCIAL STATEMENTS
   FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO JUNE 30, 2001
                              (Unaudited)
                              (Continued)

NOTE 5:      STOCK BASED COMPENSATION

      The person who performed services in relation to the formation of the corporation received 20,150 common shares approximating the fair market value of $9,471. This amount was charged to professional fees during the period ended March 31, 2001. This stock based compensation plan is accounted for in accordance with SFAS No. 123.


NOTE 6:      TRANSFERS OF NONMONETARY ASSETS BY SHAREHOLDERS

      According to the Securities and Exchange Commission's Staff Accounting Bulleting 48, when the company acquires assets from shareholders in exchange for stock just prior to its first public offering, the assets should generally be recorded at cost to the shareholder. On December 15, 2000, the company acquired software from a shareholder and recorded the software at a cost of $1,592 (the cost to the shareholder).

NOTE 7:      INCOME TAXES

      Income taxes are accrued at the statutory U.S. and state income tax rates.

      Income tax expense is as follows:
                                                 6/30/01       3/31/01
      Current tax expense (benefit):
       Income tax at statutory rates             $   -0-      $    -0-
      Deferred tax expense (benefit):
       Operating Loss Carryforward               (12,203)       (7,081)
                                                 -------      --------
                                                 (12,203)       (7,081)

      Valuation allowance                        (12,203)       (7,081)
                                                 -------      --------
      Total Tax Expense (Benefit)                $   -0-      $    -0-
                                                 =======      ========
      Deferred tax assets:
       NOL                                       $19,284      $  7,081
       Valuation allowance                       (19,284)       (7,081)
                                                 -------      --------
      Net deferred tax assets                    $   -0-      $    -0-
                                                 =======      ========


      The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $91,000. This loss is allowed to be offset against future income until the year 2021 when the NOL's will expire.

                                SCIENTIO, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO THE FINANCIAL STATEMENTS
       FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO JUNE 30, 2001
                                (Unaudited)
                                (Continued)


      The loss has been fully reserved for in the valuation allowance account due to the startup of operations and the uncertainty of the company to achieve profitability in the future.

NOTE 8:      INTERIM FINANCIAL REPORTING

      The unaudited financial statements of the Company for the period April 1, 2001 through June 30, 2001 and December 11, 2000 (inception) through June 30, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the Company as of the period indicated herein, and are of a normal recurring nature.

NOTE 9:      PROPOSED DISTRIBUTION

      On December 8, 2000, Modern Technology Corp. ('Modern') entered into an agreement with Andrew Edmonds, President and Anneke Edmonds, principal shareholder, to form Scientio. Modern agreed to purchase 403,000 shares of Scientio, representing 20% of the outstanding shares, for an investment of $188,500 and an additional investment of up to $50,000 to cover the costs of registering those shares and distributing them to shareholders of Modern.

      A registration statement for the 403,000 shares owned by Modern Technology Corp was filed with the Securities and Exchange
      Commission. On September 24, 2001, the registration statement was declared effective. During the first week of October 2001, the 403,000 shares were distributed to Modern's shareholders.

NOTE 10:     RELATED PARTY TRANSACTIONS

      The Company is paying rent monthly of about $1,700 to Anneke Edmonds, treasurer and director, for use of two rooms (about 300 square feet) in Mrs. Edmond's home under an oral agreement on a month to month basis. Included in the rental are monthly payments for telephone, utilities and use of equipment, computers and software owned by Andrew and Anneke Edmonds.