Form 10QSB/A
period 2001-06-30
SCIENTIO INC
filed 2001-11-29
CIK 1143799

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q SB/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.
Yes /  /  No / X /

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