Form 10QSB/A
period 2001-06-30
SCIENTIO INC
filed 2001-12-06
CIK 1143799

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q SB/A-2

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

                         SCIENTIO, INC.

                    By:  Andrew Edmonds
             President and Chief Executive Officer
                       November 19, 2001































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