Form 10KSB
period 2001-09-30
SCIENTIO INC
filed 2001-12-20
CIK 1143799

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2001
                                     ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
           For the transition period from
                                          --------------
           to
              -------------
                      Commission file number   333-64420
                                             ------------

                       Scientio, Inc.
       ----------------------------------------------
       (Name of small business issuer in its charter)

            Delaware                      11-3581664
-------------------------------         -------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

    P. O Box 940007, Belle Harbor, NY            11694-0007
----------------------------------------         -----------
(Address of principal executive offices)         (Zip Code)

Issuer's telephone number   (718) 318-0994
                            --------------
Securities registered under Section 12(b) of the Exchange Act:

   Title of each class                  Name of each exchange on
                                        which registered

--------------------------              ------------------------

--------------------------              ------------------------


Securities registered under Section 12(g) of the Exchange Act:


      ----------------------------------------------------------
                         (Title of class)


      ----------------------------------------------------------
                         (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]






State issuer's revenues for its most recent fiscal year    -0-
                                                       ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (see definition of affiliate in Rule 12b-2 of
the Exchange Act.)   NONE

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

       (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
              DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court [ ] Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date.     2,015,000 shares of common stock, par value $.001
        ----------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1990).

      Registration statement declared effective on September 24,
2001

Transitional Small business Disclosure Format (Check one)
Yes    , No  x
    ---     ---




                         SCIENTIO, INC.

                            Part 1


Item 1. Business.

     Scientio, Inc. ("The Registrant") was incorporated in the State of Delaware on December 11, 2000. It is engaged in the development, marketing and support of software components that can be used to analyze data (data mining) flowing in the XML (extensible markup language) protocol between computers over the internet or intranets. The Registrant has not yet generated any sales to date.

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

     On December 8, 2000, Modern Technology Corp ("Modern") entered into an agreement with Andrew Edmonds, President and Anneke Edmonds, principal shareholder, to form Scientio. Modern Agreed to purchase 403,000 shares of Scientio, representing 20% of the outstanding shares, for an investment of $188,500 and an additional investment of up to $50,000 to cover the costs of registering those shares and distributing them to shareholders of Modern.

     A registration statement for the 403,000 shares owned by Modern Technology Corp was filed with the Securities and Exchange Commission. On September 24, 2001, the registration statement was declared effective. During the first week of October 2001, the 403,000 shares were distributed to Modern's shareholders. For more information about the business of the Registrant, reference is made to Registration Statement #333-64420 which is herein incorporated by reference.

Item 2. Property

     As of September 30, 2001, the Registrant owned no property. The Registrant office in the U.S.A. is located in the office of Modern, an affiliated company for which it pays no rent. The Registrant is paying rent monthly of about $1,700 (1,200 british pounds) to Anneke Edmonds, treasurer and director for use of two rooms (about 300 square feet) in Mrs. Edmond's home under an oral agreement on a month by month basis. Included in the rental are monthly payments for telephone, utilities and the use of equipment, computers and software owned by Andrew and Anneke Edmonds. Management believes the amount payment is equivalent to or less than current market rental rates.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for  Common Equity and Related Stockholders
Matters.

     On December 12, 2001 there was no market for the shares of the Registrant, nor is there any pink sheet or bulletin board market maker for the Registrant's common stock.

     Number of shareholders of record on December 12, 2001 was approximately 380.

     Dividends - the Registrant has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of
Operations.

     The Registrant is in the development stage, not yet generating revenues. Over the next twelve months, the Registrant does not anticipate the purchase of any significant amount of plant or equipment and does not anticipate any significant changes in the number of company employees (presently there are 3 employees).

      During the period from inception (December 11, 2000) to September 30, 2001, the Registrant had a net loss of $134,167. The loss is attributed to the following expenses: general and administrative expenses of $33,664, officer's salary- president's of $88,748 and professional fees (primarily legal and accounting) of $11,317 and depreciation expense of $969 offset by interest income of $531.

     As of September 30, 2001, the Registrant had total assets of $106,136, consisting of cash and equivalents of $59,439, fixed assets, consisting of equipment and software (net of accumulated depreciation) of $6,007 and deferred registration costs of $40,690. Total liabilities (accounts payable and accrued expenses) amounted to $50. Shareholders equity at September 30, 2001 amounted to $106,086.

     The Registrant received its initial funding from Modern, one of its principal shareholders. As of September 30, 2001, Modern invested $188,500. Management believes these funds will be sufficient to cover working capital needs through March 31, 2002. The Registrant will need to raise an additional $50,000-$100,000 over the next 12 months. There are presently no commitments for any additional financing.

Item 7. Financial Statements

     Attached.

Item 8. Changes In and Disagreements with Accountants on
        Accounting and Financial Disclosure.




     None.


                           PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The executive officers and directors of the Registrant are as follows:

                    Age                         Term Expires
                    ---                         -------------------
Andrew Edmonds      45 President and Director   Next annual meeting
Anneke Edmonds      39 Treasurer and Director   Next annual meeting
Arthur Seidenfeld   50 Secretary and Director   Next annual meeting


      Andrew Edmonds, has been president of the Company since its formation in December 2000. During the past ten years he has acted as a director and chief technology officer of various companies concerned with creating software making use of artificial and computational intelligence. In 1987, he wrote his first commercial software product, a neural network simulator called Neurun. This was Britain's first Neural network product. In 1989, he formed a new company called Neural Computer Sciences and produced the first Windows based Neural network system in 1990. In 1993, he developed a product that dynamically created financial trading systems called Darwin and thereafter his company, Science in Finance developed products exclusively for Transworld Oil, a Bermuda based futures trading company. He is the author of a variety of published papers covering Neural networks, genetic algorithms, Chaos theory, genetic programming and Fuzzy logic, and their applications to biotechnology, Financial time series prediction and other areas.

     From April 2000 to December 2000 he worked on consultancy projects investigating a speaker verification system for e-commerce applications. Dr. Edmonds received a PhD Degree from the University of Luton in 1996 and in 2000 he became a member of the British Computer Society.

Anneke Edmonds

     Mrs. Edmonds is the wife of Andrew Edmonds and for the past five years has been assisting her husband in marketing activities and in web site and graphic design. During 1990-1991 she was a Marketing Manager for Amscan, Ltd. Mrs. Edmonds has a B.A. Degree from Tulane University (1985) and is a member of the Chartered Institute of Marketing.

Arthur Seidenfeld

     Mr. Seidenfeld is President and a Director of Modern Technology Corp., a public financial consulting company, which has invested in Scientio and has spun-off to its shareholders the Scientio shares it owned. Mr. Seidenfeld was President of Davin Enterprises, Inc., a "blind pool" from 1987 to 1998 when it merged with Creative Masters, Inc. He is also President (since
1998) of Daine Industries, a "blind pool" which company previously owned Lite King Corp., which merged with National Cabling Service in 2000. He has a B.S. in Accounting from New York University School of Commerce (1972) and an M.B.A. in Finance from Pace University (1978).

Item 10. Executive Compensation

     The only officer entitled to compensation is Andrew Edmonds, the President of the Registrant. Dr. Edmonds devotes his full time to the business of the Registrant. Pursuant to the shareholder's agreement of December 8, 2000 (signed with Modern Technology Corp), Dr. Edmonds is to be paid a minimum salary of $90,000 on or before December 8, 2001. Dr. Edmonds has agreed to transfer to the Company all improvements of the Registrant's products and any new software products he develops for a three year period ending December 8, 2003. In the event this salary is not paid to Dr. Edmonds, he will be free of the three year restriction provided all shares issued to Mrs. Edmonds (owner of 1,591,850 shares of the Registrant, representing a 79% ownership interest) are returned to the treasury of the Registrant.

     For the period from inception (December 11, 2000) to September 30, 2001, Dr. Edmonds received $88,748 in officer's salary. No other officers of the Registrant received any compensation for the inception period to September 30, 2001.



Item 11. Security Ownership of Certain Beneficial
         Owners and Management.

a. The following are known to the Registrant to be beneficial owners of 5% of more of the Registrant's common stock.

Title of Class
--------------
Common Stock

Name of Beneficial Owner    Amount & Nature of     Percentage
                            Beneficial Ownership   of Class
-------------------------   --------------------   -------------
Anneke Edmonds              1,591,850              79%
Arthur Seidenfeld             193,091               9.6%
Andrew Edmonds                    -0-               -0-





b.  The shares owned by management are as follows:

Anneke  Edmonds             1,591,850              79%
Arthur Seidenfeld             193,091               9.6%
Andrew Edmonds                    -0-               -0-

Item 12. Certain Relationships and Related Transactions.

    The Registrant's corporate office is in the facility of Modern, an affiliated company for which no charge is imposed. The Registrant is also using two rooms (about 300 square feet) in Mrs. Edmond's home and is paying a monthly rent of about $1,700 (1,200 British pounds) under an oral agreement on a month by month basis. Included in the rental are monthly payments for telephone, utilities and the use of equipment, computers and software owned by Andrew and Anneke Edmonds. Management believes the amount payment is equivalent to or less than current market rental rates.

Item 13. Exhibits and Reports on Form 8-K

a)  Financial Statements and Financial Statement Schedules.

    Balance Sheet- September 30, 2001
    Statement of Shareholders' Equity for the period December 11, 2000 (inception) to September 30, 2001
    Statement of Operations, Cumulative Amounts from December 11, 2000 (Inception) to September 30, 2001
    Statement of Cash Flows, Cumulative Amounts from December 11, 2000 (Inception) to September 30, 2001
    Notes to the Financial Statements, for the period December 11, 2000 (inception) to September 30, 2001

b)  Schedules

    Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

    Supplemental information to be furnished with reports filed pursuant to Section 15 (d) of the Securities Act of 1934 by Registrant which have not registered securities pursuant to
    Section 12 of the Securities Act of 1934:

    a) No annual report or proxy material has been sent to security holders. When such report or proxy materials are furnished to securities holders subsequent to the filing of this report, copies shall be furnished to the Commission when sent to securities holders.

                              SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities
Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SCIENTIO, INC.
                                          --------------
                                          (Registrant)


                                          ---------------
                                          BY Andrew Edmonds
                                          President
                                          Dated: December 12, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                           --------------------
                                           Andrew Edmonds
                                           President, Principal
                                           Executive Officer and Director
                                           December 12, 2001



                                           --------------------
                                           Anneke Edmonds
                                           Treasurer, Chief Financial
                                           Officer and Director
                                           December 12, 2001



                                           --------------------
                                           Arthur Seidenfeld
                                           Secretary and Director
                                           December, 12, 2001



















                            SCIENTIO, INC.

                         FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2001











                             I N D E X





                                                         Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS        1


BALANCE SHEET - ASSETS                                    2


BALANCE SHEET - LIABILITIES AND EQUITY                    3


STATEMENT OF OPERATIONS                                   4


STATEMENT OF SHAREHOLDERS' EQUITY                         5


STATEMENT OF CASH FLOWS                                   6


NOTES TO THE FINANCIAL STATEMENTS                       7 - 10











        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of SCIENTIO, INC.


We have audited the accompanying balance sheets of SCIENTIO, INC. (a development stage enterprise) as of September 30, 2001 and the related statement of operations, shareholders' equity and cash flows for the period December 11, 2000 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements' presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCIENTIO, INC. (a development stage enterprise) as of September 30, 2001, and the results of its operations and its cash flows for the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 8 to the financial statements, the Company has incurred losses and negative cash flows from operations from the period December 11, 2000 (inception) to September 30, 2001 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          GREENBERG & COMPANY LLC

Springfield, New Jersey
November 21, 2001


                                                        Page 1 of 10


                            SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEET



                             A S S E T S



                                                 September 30,
                                                     2001

CURRENT ASSETS

  Cash and Cash Equivalents                        $ 59,439
                                                   --------
  TOTAL CURRENT ASSETS                               59,439
                                                   --------
FIXED ASSETS, At Cost

  Equipment                                           5,349
  Software                                            1,648
                                                   --------
                                                      6,997
  Less:  Accumulated Depreciation                      (990)
                                                   --------
  FIXED ASSETS, net                                   6,007
                                                   --------
OTHER ASSETS

  Deferred Registration Costs                        40,690
                                                   --------
  TOTAL OTHER ASSETS                                 40,690
                                                   --------
TOTAL ASSETS                                       $106,136
                                                   ========













See accompanying summary of accounting policies and notes to financial statements.
                                                    Page 2 of 10


                          SCIENTIO, INC.
                          BALANCE SHEET
               (A DEVELOPMENT STAGE ENTERPRISE)



L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y






                                                September 30,
                                                    2001
CURRENT LIABILITIES

Accounts Payable and Accrued Expenses            $     50
                                                 --------
TOTAL CURRENT LIABILITIES                              50
                                                 --------

SHAREHOLDERS' EQUITY

Common Stock - 30,000,000 Shares
 Authorized, 2,015,000 Issued &
 Outstanding Shares at $.001 Par Value              2,015
Paid In Capital                                   238,238
 (Deficit) Accumulated during the
 Development Stage                               (134,167)
                                                 --------
TOTAL SHAREHOLDERS' EQUITY                        106,086
                                                 --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $106,136
                                                 ========




















See accompanying summary of accounting policies and notes to financial statements.

                          SCIENTIO, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF OPERATIONS


                                                           Cumulative
                                                          Amounts from
                                                           December 11,
                                                               2000
                                                         (Inception) to
                                                          September 30,
                                                               2001



Interest Income                                             $      531

General and Administrative Expenses                            (33,664)

Officer Salary                                                 (88,748)

Professional Fees                                              (11,317)

Depreciation                                                      (969)
                                                            ----------
INCOME (LOSS) BEFORE INCOME TAXES                             (134,167)

  Income Tax Expense (Benefit)                                     -0-
                                                            ----------
NET INCOME (LOSS)                                           $ (134,167)
                                                            ==========
Basic and Diluted Earnings (Loss) Per Share                 $     (.07)
                                                            ==========
Weighted Average Number of Shares of
 Common Stock Outstanding                                    2,015,000
                                                            ==========



















See accompanying summary of accounting policies and notes to financial statements.

                               SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY
  FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2001


                                                       (Deficit)
                          Common Stock                Accumulated                     Total
                     --------------------             During the                     Share-
                      Number      $.001    Paid-In    Development    Subscription   Holders
                     of Shares    Value    Capital       Stage        Receivable      Equity
                     ----------   -------  --------   -----------    ------------   --------
Initial Investment
 in Common Stock
 at December 15,
 2000                  403,000    $  403   $188,097                   $(88,500)     $100,000

Stock issued for
 service at
 December 15,
 2000                   20,150        20      9,451                                    9,471

Stock issued for
 Software at
 December 15,
 2000                1,591,850     1,592                                               1,592

Payment on
 Subscription
 Receivable                                  40,690                     88,500       129,190

Net Income (Loss)
 for the period
 December 11,
 2000 (Inception)
 through Sept. 30,
 2001                                                  (134,167)                    (134,167)
                     ---------    ------   --------   ---------       --------      --------
BALANCES AT
 SEPT. 30, 2001      2,015,000    $2,015   $238,238   $(134,167)      $    -0-      $106,086
                     =========    ======   ========   =========       ========      ========

















See accompanying summary of accounting policies and notes to financial statements.

                               SCIENTIO, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                          STATEMENT OF CASH FLOWS



                                                          Cumulative
                                                         Amounts from
                                                       December 11, 2000
                                                         (Inception) to
                                                       September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                        $(134,167)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash
 Provided by (Used In) Operating Activities:
  Depreciation                                                  969
  Stock Issued for Services                                   9,471
  Change in Assets and Liabilities:
 Increase (Decrease) in Accounts Payable                         50
                                                           --------
  Net Cash Provided by (Used In)
   Operating Activities                                    (123,677)
                                                           --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                                       (5,349)
                                                           --------
  Net Cash Provided By (Used In)
   Investing Activities                                      (5,349)
                                                           --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Common Stock Issuance                        229,190
 (Increase) in Deferred Registration Costs                  (40,690)
                                                           --------
  Net Cash Provided By (Used In)
   Financing Activities                                     188,500
                                                           --------
  Effect of Exchange Rate Changes on Cash                       (35)
  Net Increase (Decrease) in Cash and
   Cash Equivalents                                          59,439
  Cash and Cash Equivalents at Beginning
   of Period                                                    -0-
                                                           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 59,439
                                                           ========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest Expense                                         $    -0-
   Income Tax                                              $    -0-

Non Cash Investing and Financing Transactions:
  Stock Issued for Services                                $  9,471
  Stock Issued for Software                                $  1,592




See accompanying summary of accounting policies and notes to financial statements.

                            SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
  FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2001


NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS

        Scientio, Inc. (Scientio) is a Delaware corporation. Scientio is in the development stage and has not generated any revenue. Scientio's offices are located in the United Kingdom and the United States. Scientio's principal purpose was to acquire the ownership and commercialization rights to a line of software products developed by Andrew Edmonds and owned by Anneke Edmonds and designated "the family of XML products" defined as XML Miner, XML Rule and Strucfind. These products mine XML code to find relationships and predict values using fuzzy-logic rules, then apply them to web sites, applications, or anywhere that a COM control or Java bean can be used.

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

                              SCIENTIO, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS
   FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2001
                             (Continued)

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

NOTE 3: DEFERRED REGISTRATION COSTS

        For the period December 11, 2000 (inception) through
        September 30, 2001, the Company has incurred deferred registration costs of $40,690 relating to expenses incurred in connection with the Stock Distribution (see Note 9). Upon consummation of this Stock Distribution, the deferred registration costs will be charged to equity.

NOTE 4: OFFICER SALARY AND PROFESSIONAL FEES

        The Company has an agreement with its president to complete and maintain the company's product. In this agreement, the Company agrees to pay the officer at least $90,000 per annum. The officer has received $88,748 for the period December 11, 2000 (inception) to September 30, 2001.

NOTE 5: STOCK BASED COMPENSATION

        The person who performed services in relation to the formation of the corporation received 20,150 common shares approximating the fair market value of $9,471. This amount was charged to professional fees during the period ended September 30, 2001. This stock based compensation plan is accounted for in accordance with SFAS No. 123.

                           SCIENTIO, INC.
               (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO THE FINANCIAL STATEMENTS
  FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2001
                            (Continued)


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

NOTE 7: INCOME TAXES

        Income taxes are accrued at the statutory U.S. and state income tax rates.

        Income tax expense is as follows:                 9/30/01

        Current tax expense (benefit):
         Income tax at statutory rates                    $   -0-
        Deferred tax expense (benefit):
         Operating Loss Carryforward                      (35,575)
                                                          -------
                                                          (35,575)
        Valuation allowance                               (35,575)
                                                          -------
        Total Tax Expense (Benefit)                       $   -0-
                                                          =======

        Deferred tax assets:
         NOL                                              $35,575
         Valuation allowance                              (35,575)
                                                          -------
        Net deferred tax assets                           $   -0-
                                                          =======

        The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $134,000. This loss is allowed to be offset against future income until the year
        2022 when the NOL's will expire.

        The loss has been fully reserved for in the valuation allowance account due to the startup of operations and the uncertainty of the company to achieve profitability in the future.

                        SCIENTIO, INC.
              (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO THE FINANCIAL STATEMENTS
  FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2001
                         (Continued)


NOTE 8: OPERATIONS AND LIQUIDITY

        The Company has incurred substantial losses in 2001. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt.

        The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending September 30, 2001, there is doubt about the Company's ability to continue as a going concern.

        Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from September 30, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.

NOTE 9: SUBSEQUENT EVENT - STOCK DISTRIBUTION

        On December 8, 2000, Modern Technology Corp. ("Modern") entered into an agreement with Andrew Edmonds, president and Anneke Edmonds, principal shareholder, to form Scientio. Modern agreed to purchase 403,000 shares of Scientio, representing 20% of the outstanding shares, for an investment of $188,500 and an additional investment of up to $50,000 to cover the costs of registering those shares and distributing them to shareholders of Modern.

        A registration statement for the 403,000 shares owned by Modern Technology Corp. was filed with the Securities and Exchange Commission. On September 24, 2001, the registration statement was declared effective. During the first week of October 2001, the 403,000 shares were distributed to Modern's shareholders.

NOTE 10: RELATED PARTY TRANSACTIONS

        The Company is paying rent monthly of about $1,700 to Anneke Edmonds, treasurer and director, for use of two rooms (about 300 square feet) in Mrs. Edmond's home under an oral agreement on a month to month basis. Included in the rental are monthly payments for telephone, utilities and use of equipment, computers and software owned by Andrew and Anneke
        Edmonds.   Andrew Edmonds is the President of Scientio Inc.
        Anneke Edmonds is the wife of Andrew Edmonds.