Form 10QSB
period 2001-12-31
SCIENTIO INC
filed 2002-02-06
CIK 1143799

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                       FORM 10-Q SB
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 2001 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 333-64420
                           SCIENTIO, INC.
         ----------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)

           Delaware                                   11-3581664
           ------------------------------------------------------
          (State or other jurisdiction of      (I.R.S. Employer
          Incorporation or Organization)      Identification Number)

            P.O. Box 940007, Belle Harbor, New York 11694

        ---------------------------------------------------------
       (Address of Principal Executive Office)          (Zip Code)

                            (718) 318-0994
           --------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past ninety days.
Yes /X /  No / /

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,015,000.

                                10QSB-1
















                         SCIENTIO, INC.

                      FINANCIAL STATEMENTS

                         DECEMBER 31, 2001











                                I N D E X





                                                               Page



BALANCE SHEET - ASSETS                                           1


BALANCE SHEET - LIABILITIES AND EQUITY                           2


STATEMENT OF OPERATIONS                                          3


STATEMENT OF CASH FLOWS                                          4


NOTES TO THE FINANCIAL STATEMENTS                              5 - 9







                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEET



                               A S S E T S


                                             December 31,
                                                2001
                                             -----------
                                             (Unaudited)
CURRENT ASSETS
--------------
     Cash and Cash Equivalents                $ 7,940
                                               ------
     TOTAL CURRENT ASSETS                       7,940
                                               ------
FIXED ASSETS, At Cost

     Equipment                                   5,463
     Software                                    1,626
                                               -------
                                                 7,089
     Less:  Accumulated Depreciation            (1,376)
                                               -------
     FIXED ASSETS, net                           5,713
                                               -------


TOTAL ASSETS                                   $13,653
                                               =======















See accompanying summary of accounting policies and notes to financial statements.

                                                        Page 1 of 9


                            SCIENTIO, INC.
                            BALANCE SHEET
                  (A DEVELOPMENT STAGE ENTERPRISE)



L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y




                                                  December 31,
                                                      2001
                                                  -----------
CURRENT LIABILITIES                               (Unaudited)

     Accounts Payable and Accrued Expenses          $  1,185
     Loan Payable                                      9,420
                                                     -------
     TOTAL CURRENT LIABILITIES                        10,605
                                                     -------



SHAREHOLDERS' EQUITY

     Common Stock - 30,000,000 Shares
      Authorized, 2,015,000 Issued &
      Outstanding Shares at $.001 Par Value            2,015
     Paid In Capital                                 197,548
     (Deficit) Accumulated during the
      Development Stage                             (196,515)
                                                    --------
     TOTAL SHAREHOLDERS' EQUITY                        3,048
                                                    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 13,653
                                                    ========














See accompanying summary of accounting policies and notes to financial statements.

                                                             Page 2 of 9


                                SCIENTIO, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                Cumulative
                                                              Amounts from
                                          For the              December 11,
                                         Three Months              2000
                                          Ended              (Inception) to
                                         December 31,          December 31,
                                            2001                   2001
                                         ------------         -------------

Interest Income                              $    -0-          $      531

General and Administrative Expenses           (18,089)            (51,753)

Officer Salary                                (39,750)           (128,498)

Professional Fees                              (4,112)            (15,429)

Depreciation                                     (397)             (1,366)
                                            ---------             --------
INCOME (LOSS) BEFORE INCOME TAXES             (62,348)           (196,515)

  Income Tax Expense (Benefit)                    -0-                  -0-
                                            ---------             --------
NET INCOME (LOSS)                            $(62,348)         $ (196,515)
                                            =========             ========
Basic and Diluted Earnings (Loss)
  Per Share                                 $   (.03)          $     (.10)
                                             ========            =========
Weighted Average Number of Shares of
 Common Stock Outstanding                   2,015,000            2,015,000
                                            =========            =========

















See accompanying summary of accounting policies and notes to financial statements.

                                                           Page 3 of 9


                             SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENT OF CASH FLOWS
                              (UNAUDITED)
                                                                    Cumulative
                                               For the Three        Amounts from
                                                Months Ended   December 11, 2000
                                               December 31,      (Inception) to
                                                  2001         December 31, 2001
                                            -------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                             $ (62,348)              $(196,515)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash
 Provided by (Used In) Operating Activities:
  Depreciation                                       397                   1,366
  Stock Issued for Services                           -0-                  9,471
     Change in Assets and Liabilities:
     Increase (Decrease) in Accounts Payable       1,107                   1,157
     Increase (Decrease) in Loan Payable           9,482                   9,482
                                                  ------                 -------
Net Cash Provided by (Used In)
 Operating Activities                            (51,362)               (175,039)
                                                  ------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                              (183)                 (5,532)
                                                  ------                 -------
  Net Cash Provided By (Used In)
  Investing Activities                              (183)                 (5,532)
                                                  ------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Common Stock Issuance                 -0-                 229,190
 (Increase) in Deferred Registration Costs           -0-                 (40,690)
                                                  ------                 -------
     Net Cash Provided By (Used In)
      Financing Activities                           -0-                 188,500
                                                  ------                 -------
     Effect of Exchange Rate Changes on Cash         46                       11
                                                  ------                 -------
     Net Increase (Decrease) in Cash and
      Cash Equivalents                          (51,499)                   7,940

     Cash and Cash Equivalents at Beginning
      of Period                                  59,439                      -0-
                                                -------                  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 7,940                 $  7,940
                                                =======                  =======

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest Expense                            $    -0-                 $    -0-
   Income Tax                                 $    -0-                 $    -0-

Non Cash Investing and Financing Transactions:
     Stock Issued for Services                $    -0-                 $  9,471
     Stock Issued for Software                $    -0-                 $  1,592


See accompanying summary of accounting policies and notes to financial statements.
                                                                    Page 4 of 9


                          SCIENTIO, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO THE FINANCIAL STATEMENTS
           FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                          (UNAUDITED)

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





                                                      Page 5 of 9


                         SCIENTIO, INC.
              (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                         (CONTINUED)
                         (UNAUDITED)

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

NOTE 3:     DEFERRED REGISTRATION COSTS

   For the period December 11, 2000 (inception) through September 30, 2001, the Company has incurred deferred registration costs of $40,690 relating to expenses incurred in connection with the Stock Distribution
   (see Note 9). As of December 31, 2001, the deferred registration costs were charged to equity upon consummation of this Stock Distribution.

NOTE 4:     OFFICER SALARY AND PROFESSIONAL FEES

   The Company has an agreement with its president to complete and maintain the Company's product. In this agreement, the Company agrees to pay the officer at least $90,000 per annum. The officer has received $128,498 for the period December 11, 2000 (inception) to December 31, 2001.

NOTE 5:     STOCK BASED COMPENSATION

   The person who performed services in relation to the formation of the corporation received 20,150 common shares approximating the fair market value of $9,471. This amount was charged to professional fees during the period ended September 30, 2001. This stock based compensation plan is accounted for in accordance with SFAS No. 123.


                                                           Page 6 of 9

                       SCIENTIO, INC.
            (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO THE FINANCIAL STATEMENTS
      FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                       (CONTINUED)
                       (UNAUDITED)

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

      Income tax expense is as follows:
                                                               Cumulative
                                             For the           Amount From
                                          Three Months     December 11, 2000
                                                Ended          (inception) to
                                             December 31,        December 31,
                                                2001                  2001
                                            -------------     ---------------
     Current tax expense (benefit):
      Income tax at statutory rates       $      -0-          $       -0-
     Deferred tax expense (benefit):
      Operating Loss Carryforward             (10,587)            (46,162)
                                             --------             -------
                                              (10,587)            (46,162)
     Valuation allowance                       10,587              46,162
                                             --------             -------
     Total Tax Expense (Benefit)           $      -0-         $       -0-
                                             ========             =======
                                              As of                 As of
                                           December 31,       September 30,
                                                2001                 2001
                                           -----------        ------------

     Deferred tax assets:
      NOL                                  $   46,162         $    35,575
      Valuation allowance                     (46,162)            (35,575)
                                              -------             -------
     Net deferred tax assets               $      -0-         $       -0-
                                              =======             =======


 The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $197,000. This loss is allowed to be offset against future income until the year 2022 when the NOL's will expire.

The loss has been fully reserved for in the valuation allowance account due to the startup of operations and the uncertainty of the company to achieve profitability in the future.
                                                          Page 7 of 9



                           SCIENTIO, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                           (CONTINUED)
                           (UNAUDITED)

NOTE 8:     OPERATIONS AND LIQUIDITY

  The Company has incurred substantial losses in 2001. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt.

  The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending December 31, 2001, there is doubt about the Company's ability to continue as a going concern.

  Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from December 31, 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.

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

NOTE 10:     RELATED PARTY TRANSACTIONS

     The Company is paying rent monthly of about $1,700 to Anneke Edmonds, treasurer and director, for use of two rooms (about 300 square feet) in
Mrs. Edmond's home under an oral agreement on a month to month basis. Included in the rental are monthly payments for telephone, utilities and use of equipment, computers and software owned by Andrew and Anneke
Edmonds.   Andrew Edmonds is the President of Scientio Inc.  Anneke
Edmonds is the wife of Andrew Edmonds.
                                                                  Page 8 of 9
                          SCIENTIO, INC.
                (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                           (CONTINUED)
                           (UNAUDITED)

NOTE 11:     INTERIM FINANCIAL REPORTING

The unaudited financial statements of the Company for the period October 1, 2001 through December 31, 2001 and December 11, 2001 (inception) through December 31, 2001 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.

NOTE 12:     SUBSEQUENT EVENTS

On January 25, 2002, Modern Technology Corp. converted a $70,000 loan to the Company into 100,000 restricted shares of common stock of the Company.

The $70,000 advanced by Modern Technology Corp. was used by the Company to cover operational expenses.

The Company concluded an agreement with vFinance Investments Inc.
("Vfinance") whereby Vfinance will perform consulting services related to corporate finance and other financial service matters. During January 2002, the Company paid $10,000 and issued 50,000 restricted shares of common stock to Vfinance for these services.

























                                                              Page 9 of 9












Part 1. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Scientio, Inc. ("The Registrant") was incorporated in the State of Delaware on December 11, 2000. It is engaged in the development, marketing and support of software components that can be used to analyze data (data mining) flowing from the XML (extensible markup language)
 protocol between computers over the internet or intranets. The Registrant has not yet generated any sales to date.

The Registrant has created five software components along with associated help files, example code and demonstration software. They are XML Miner,
 XML Rule, XR Batch, Strucfind and the Metarule editor. These components can be used to read data in the XML format, data mine it and use the results of the analysis to make predictions on new data.

The above components are packaged into two different packages directed at different developer needs.
Each package is named after the major component. The XML Miner package contains XML Miner, XML Rule and Strucfind. The XML Rule package contains XML Rule, XR Batch and the Metarule editor. The targeted customers for these products are software developers.

While the XML Miner Package has been installed and running on the Registrant's web site, offering online demonstrations of its performance in two distinct application areas, it has not yet sold any units of XML Miner or the XML Miner Package, nor has the Registrant's technology been installed to date by any business and no assurance can be given that its technology will work in an operational setting. To date, the Registrant has not yet entered into any joint venture or general consultancy agreements nor licensed any of its technology to software development companies, although the Registrant is presently in discussions with a European software provider with the goal of reaching a joint marketing agreement. No assurance can be given that the Registrant will conclude a joint marketing agreement with the aforementioned European software provider.

Management has focused its business plan into two areas: to pursue large companies who sell software products for which the Registrant's technology would be a vital or useful addition, and to generate complete products that exploit our technology directed at a larger market than just software developers.

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

During the three months ended December 31, 2001, the Registrant had a net loss of $62,348. During the period from inception (December 11, 2000) to December 31, 2001, the Registrant generated a net loss of $196,415. For the three months ended December 31, 2001, the Registrant's expenses consisted of general and administrative items amounting to $18,089, Officer's salary to the Registrant's president amounting to $39,750, professional fees, mainly legal and accounting, amounting to $4,112 and depreciation of $397.

For the period from inception (December 11, 2000) to December 31, 2001, the Registrant's expenses consisted of general and administrative expenses of $51,753, officer's salary of $128,498 (paid to the Registrant's president), professionalfees (primarily legal and accounting expenses) of $15,429 and depreciation of $1,366. $531 of interest income was generated for this period.

As of December 31, 2001, the Registrant had total assets of $13,653, consisting of $7,940 of cash and cash equivalents and fixed assets of $5,713. Total liabilities amounted to $10,605, consisting of a loan payable to Modern Technology Corp of $9,420 and accounts payable and accrued expenses of $1,185. Shareholders' equity amounted to $3,148.

The Registrant received its initial funding from Modern, one of its principal shareholders. As of December 31, 2001, Modern has invested $238,500. Modern has also agreed to loan the Registrant up to $75,000 to cover operational expenses. Management believes these funds will be sufficient to cover working capital needs through March 31, 2002. The Registrant will need to raise an additional $100,000 over the next 12 months. There are presently no commitments for any additional financing.

The only officer entitled to compensation is Andrew Edmonds, the President of the Company. Dr. Edmonds devotes his full time to the business of the Registrant. Pursuant to the shareholder's agreement of December 8, 2000 (signed by Modern Technology Corp), Dr. Edmonds is to be paid a minimum salary of $90,000 on or before December 8, 2001. Dr. Edmonds has agreed to transfer to the Company all improvements of the Registrant's products and any new software products he develops for a three year period ending December 8, 2003. In the event this salary is not paid to Dr. Edmonds, he will be free of the three year restriction provided all shares issued to Mrs. Edmonds (owner of 1,591,850 shares of the Registrant, representing a 79% ownership interest) are returned to the treasury of the Registrant.

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

Item 3.  Default upon Senior Securities.    None.

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


                                    SCIENTIO, INC.


                                 By:  Andrew Edmonds
                        President and Chief Executive Officer
                                   February 5, 2002