Form 10-Q
period 2002-03-31
SCIENTIO INC
filed 2002-05-10
CIK 1143799

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-Q SB
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended March 31, 2002 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 333-64420
                              SCIENTIO, INC.
        -----------------------------------------------------------
          (Exact Name of Registrant as Specified in its Charter)

         Delaware                             11-3581664
        -----------------------------------------------------------
        (State or other jurisdiction of      (I.R.S. Employer
         Incorporation or Organization)       Identification Number)

                 P.O. Box 940007, Belle Harbor, New York 11694
        -----------------------------------------------------------
        (Address of Principal Executive Office)          (Zip Code)

                             (718) 318-0994
        -----------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,186,500.

                                    10QSB-1

































































                                 SCIENTIO, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2002











































                                   I N D E X





                                                             Page
                                                             ----


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
















                                SCIENTIO, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                                BALANCE SHEET
                                 (UNAUDITED)


                                 A S S E T S
                                 -----------



                                                          March 31,
                                                            2002
                                                          ---------

     CURRENT ASSETS

          Cash and Cash Equivalents                       $   1,565
          Prepaid Marketing Expense                           7,500
                                                          ---------

          TOTAL CURRENT ASSETS                                9,065
                                                          ---------

     FIXED ASSETS, At Cost

          Equipment                                           6,829
          Software                                            1,596
                                                          ---------
                                                              8,425
          Less:  Accumulated Depreciation                    (1,751)
                                                          ---------

          FIXED ASSETS, net                                   6,674
                                                          ---------

     TOTAL ASSETS                                         $  15,739
                                                          =========








See accompanying summary of accounting policies and notes to financial statements.

                             SCIENTIO, INC.
                             BALANCE SHEET
                    (A DEVELOPMENT STAGE ENTERPRISE)
                              (UNAUDITED)




L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y
----------------------------------------------------------------------



                                                            March 31,
                                                              2002
                                                            ---------
     CURRENT LIABILITIES

          Accounts Payable and Accrued Expenses             $   2,681
          Loan Payable                                          4,310
                                                            ---------

          TOTAL CURRENT LIABILITIES                             6,991
                                                            ---------



     SHAREHOLDERS' EQUITY

          Common Stock - 30,000,000 Shares
            Authorized, 2,186,500 Issued &
            Outstanding Shares at $.001 Par Value               2,186
          Paid In Capital                                     299,877
          (Deficit) Accumulated during the
            Development Stage                                (293,315)
                                                            ---------

          TOTAL SHAREHOLDERS' EQUITY                            8,748
                                                            ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  15,739
                                                            =========




See accompanying summary of accounting policies and notes to financial statements.

                              SCIENTIO, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)


                                                              Cumulative
                                                             Amounts from
                                  For the       For the      December 11,
                                Three Months   Six months        2000
                                   Ended         Ended      (Inception) to
                                  March 31,     March 31,      March 31,
                                    2002          2002           2002
                                ------------   ------------   ------------

Interest Income                  $      -0-     $     -0-      $      531

General and Administrative
Expenses                            (64,798)      (82,887)       (116,551)

Officer Salary                      (29,033)      (68,783)       (157,531)

Professional Fees                    (2,572)       (6,684)        (18,001)

Depreciation                           (397)         (794)         (1,763)
                                -----------     ---------      ----------

INCOME (LOSS) BEFORE INCOME TAXES   (96,800)     (159,148)       (293,315)

Income Tax Expense (Benefit)            -0-           -0-             -0-
                                -----------     ---------      ----------

NET INCOME (LOSS)                $  (96,800)    $(159,148)     $ (293,315)
                                 ==========     =========      ==========

Basic and Diluted Earnings (Loss)
  Per Share                      $    (0.05)    $   (0.08)     $    (0.14)
                                 ==========     =========      ==========

Weighted Average Number of Shares
  of Common Stock Outstanding -
  Basic and Diluted               2,142,422      2,078,011      2,039,092
                                 ==========     ==========     ==========



See accompanying summary of accounting policies and notes to financial statements.

                                SCIENTIO, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                             Cumulative
                                           For the Six      Amounts from
                                          Months Ended   December 11, 2000
                                            March 31,      (Inception) to
                                              2002         March 31, 2002
                                          ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                           $(159,148)      $(293,315)
 Adjustments to Reconcile Net Income (Loss)
  to Net Cash
  Provided by (Used In) Operating Activities:
   Depreciation                                    794           1,763
   Stock Issued for Services                    17,500          26,971
   Change in Assets and Liabilities:
   Decrease (Increase) in Prepaid Marketing
    Expenses                                    (7,500)         (7,500)
   Increase (Decrease) in Accounts Payable       2,631           2,681
   Increase (Decrease) in Loan Payable           4,310           4,310
                                             ---------       ---------
Net Cash Provided by (Used In)
  Operating Activities                        (141,413)       (265,090)
                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                          (1,428)         (6,832)
  Net Cash Provided By (Used In)             ---------       ---------
  Investing Activities                          (1,428)         (6,832)
                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Common Stock Issuance            85,000         314,190
 (Increase) in Deferred Registration Costs         -0-         (40,690)
                                             ---------       ---------
  Net Cash Provided By (Used In)
   Financing Activities                         85,000         273,500
                                             ---------       ---------

  Effect of Exchange Rate Changes on Cash          (33)            (13)
                                             ---------       ---------
  Net Increase (Decrease) in Cash and
   Cash Equivalents                            (57,874)          1,565
  Cash and Cash Equivalents at Beginning
   of Period                                    59,439             -0-
                                             ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   1,565       $   1,565
                                             =========       =========

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
     Interest Expense                        $     -0-       $     -0-
     Income Tax                              $     -0-       $     -0-

Non Cash Investing and Financing Transactions:
     Stock Issued for Services               $  17,500       $  26,971
     Stock Issued for Software               $     -0-       $   1,592


See accompanying summary of accounting policies and notes to financial statements.
                                                               Page 4 of 9







































                                SCIENTIO, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                 (UNAUDITED)

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

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Currency Translation
            --------------------
            The Company's functional currency is the British pounds sterling in which revenue and expenses are generated. For reporting purposes, the reporting currency is the US Dollar. The translating functional currency statement into the reporting currency was performed in accordance with Statements of Financial Accounting Standards (SFAS) 52 and General Accepted Accounting Principles (GAAP).

            Cash and Cash Equivalents
            -------------------------
            Cash equivalents consist of highly liquid, short-term investments with original maturities of 90 days or less.

            Property and Equipment, At Cost
            ----------------------
            Depreciation is calculated using the straight line method over the asset's estimated useful life, which is 5 years for equipment and 3 years for software.

            Revenue Recognition Policy
            --------------------------
            The company recognizes sales, for both financial statement purposes and for tax purposes, when the products are shipped to customers.

                                SCIENTIO, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                  (CONTINUED)
                                  (UNAUDITED)

            Estimates in Financial Statements
            ---------------------------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Income Taxes
            ------------
            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109,
             "Accounting for Income Taxes." SFAS 109 has as its basic
            objective the recognition of current and deferred income tax assets and liabilities based upon all events that have been recognized in the financial statements as measured by the provisions of the enacted tax laws.

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

NOTE 4:     OFFICER SALARY AND PROFESSIONAL FEES

            The Company has an agreement with its president to complete and maintain the Company's product. In this agreement, the Company agrees to pay the officer at least $90,000 per annum. The officer has received $157,531 for the period December 11, 2000
             (inception) to March 31, 2002.

NOTE 5:     STOCK BASED COMPENSATION

            The parties who performed services in relation to the formation of the corporation received 20,150 common shares approximating the fair market value of $9,471. This amount was charged to professional fees during the period ended September 30, 2001. During January 2002, the Company entered

                                SCIENTIO, INC.
                      (A DEVELOPMENT STAGE ENTERPRISE)
                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                (CONTINUED)
                                (UNAUDITED)

            an agreement with a consulting firm to perform corporate finance and other financial service matters. The Company issued 50,000 restricted shares of common stock for this service at the fair market value of $17,500. This amount was charged to investor relations expense during the period ended March 31, 2002. This stock based compensation plan is accounted for in accordance with SFAS No. 123.

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

            Income tax expense is as follows:
                                                              Cumulative
                                               For the       Amount From
                                              Six Months   December 11, 2000
                                                Ended       (inception) to
                                               March 31,       March 31,
                                                 2002             2002
                                              ----------   -----------------
            Current tax expense (benefit):
              Income tax at statutory rates   $      -0-      $       -0-
            Deferred tax expense (benefit):
              Operating Loss Carryforward        (45,318)         (80,893)
                                              ----------      -----------
                                                 (45,318)         (80,893)
            Valuation allowance                   45,318           80,893
                                              ----------       ----------
            Total Tax Expense (Benefit)       $      -0-       $      -0-
                                              ==========       ==========


                                                 As of            As of
                                               March 31,      September 30,
                                                 2002              2001
                                              ----------      -------------
            Deferred tax assets:
             NOL                              $   80,893       $   35,575
             Valuation allowance                 (80,893)         (35,575)
                                              ----------       ----------
            Net deferred tax assets           $      -0-       $      -0-
                                              ==========       ==========

                                SCIENTIO, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                      NOTES TO THE FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                 (CONTINUED)
                                 (UNAUDITED)

            The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $278,000. $134,000 is allowed to be offset against future income until the year 2022 when the NOL's will expire. $144,000 will expire in the year 2023.

            The loss has been fully reserved for in the valuation allowance account due to the startup of operations and the uncertainty of the company to achieve profitability in the future.

NOTE 8:     OPERATIONS AND LIQUIDITY

            The Company has incurred substantial losses in 2001 and 2002. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt.

            The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending March 31, 2002, there is doubt about the Company's ability to continue as a going concern.

            Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from March 31, 2002. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.

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

                                SCIENTIO, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                       NOTES TO THE FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 2002
                                 (CONTINUED)
                                 (UNAUDITED)

NOTE 10:    RELATED PARTY TRANSACTIONS

            The Company is paying rent monthly of about $1,700 to Anneke Edmonds, treasurer and director, for use of two rooms (about 300 square feet) in Mrs. Edmond's home under an oral agreement on a month to month basis. Included in the rental are monthly payments for telephone, utilities and use of equipment, computers and software owned by Andrew and Anneke Edmonds. Andrew Edmonds is the President of Scientio Inc. Anneke Edmonds is the wife of Andrew Edmonds. On January 28, 2002, 100,000 shares were issued to Modern Technology Corp. for $70,000.

NOTE 11:    INTERIM FINANCIAL REPORTING

            The unaudited financial statements of the Company for the period October 1, 2001 through March 31, 2002 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.

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

Management has focused its business plan into three areas: to pursue large companies who sell software products for which the Registrant's technology would be a vital or useful addition, to generate complete products that exploit our technology directed at a larger market than just software developers and consulting projects utilizing the company technology.

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

During the six months ended March 31, 2002, the Registrant had a net loss of $159,148. During the period from inception (December 11, 2000) to March 31, 2002, the Registrant generated a net loss of $293,315. For the six months ended March 31, 2002, the Registrant's expenses consisted of general and administrative items amounting to $82,887, Officer's salary to the Registrant's president amounting to $68,783, professional fees, mainly legal and accounting, amounting to $6,684 and depreciation of $794.

For the period from inception (December 11, 2000) to March 31, 2002, the Registrant's expenses consisted of general and administrative expenses of $116,551, officer's salary of $157,521 (paid to the Registrant's president), professional fees (primarily legal and accounting expenses) of $18,001 and depreciation of $1,763. $531 of interest income was generated for this period.

As of March 31, 2002, the Registrant had total assets of $15,739, consisting of prepaid marketing expenses of $7,500, $1,565 of cash and cash equivalents and fixed assets of $6,674. Total liabilities amounted to $6,991, consisting of a loan payable to Modern Technology Corp of $4,310 and accounts payable and accrued expenses of $2,681. Shareholders' equity amounted to $8,748.

The Registrant received its initial funding from Modern, one of its principal shareholders. As of March 31, 2002, Modern has invested $308,500. Management believes these funds will be sufficient to cover working capital needs through June 30, 2002. The Registrant will need to raise an additional $150,000 over the next 12 months. There are presently no commitments for any additional financing.

The only officer entitled to compensation is Andrew Edmonds, the President of the Company. Dr. Edmonds devotes his full time to the business of the Registrant. Pursuant to the shareholder's agreement of December 8, 2000 (signed by Modern Technology Corp), Dr. Edmonds is to be paid a minimum salary of $90,000 on or before December 8, 2001. Dr. Edmonds has agreed to transfer to the Company all improvements of the Registrant's products and any new software products he develops for a three year period ending December 8, 2003. In the event this salary is not paid to Dr. Edmonds, he will be free of the three year restriction provided all shares issued to Mrs. Edmonds (owner of 1,591,850 shares of the Registrant, representing a 73% ownership interest) are returned to the treasury of the Registrant.

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

During the quarter ended March 31, 2002, Modern purchased 100,000 restricted shares of the Registrant for $70,000 ($.70 per share) and Arthur Seidenfeld, the Registrant's secretary/director purchased 21,500 restricted shares of the registrant for $15,000 (approximately $.70 per share).

The Registrant concluded an agreement with Vfinance Investments Inc. ("Vfinance") whereby Vfinance will perform consulting services related to corporate finance and other financial service matters. During the quarter ended March 31, 2002, the registrant paid $10,000 and issued 50,000 restricted shares of common stock to Vfinance for these services.

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


                               SCIENTIO, INC.


                  ---------------------------------------
                            By:  Andrew Edmonds
                   President and Chief Executive Officer
                                May 5, 2002