Form 10QSB
period 2002-06-30
SCIENTIO INC
filed 2002-08-02
CIK 1143799

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-Q SB
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended June 30, 2002 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from               to

Commission file number 333-64420

                         SCIENTIO, INC.
     --------------------------------------------------------
     (Exact Name of Registrant as Specified in its Charter)

          Delaware                         11-3581664
     --------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer
     Incorporation or Organization)    Identification Number)

          P.O. Box 940007, Belle Harbor, New York  11694
     --------------------------------------------------------
      (Address of Principal Executive Office)       (Zip Code)

                         (718) 318-0994
     --------------------------------------------------------
       (Registrant's Telephone Number, Including Area Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 661,900.

                             10QSB-1



















                          SCIENTIO, INC.

                      FINANCIAL STATEMENTS

                          JUNE 30, 2002













                            I N D E X





                                                              Page



BALANCE SHEET - ASSETS                                          1


BALANCE SHEET - LIABILITIES AND EQUITY                          2


STATEMENT OF OPERATIONS                                         3


STATEMENT OF CASH FLOWS                                         4


NOTES TO THE FINANCIAL STATEMENTS                             5 - 10




                           SCIENTIO, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                           BALANCE SHEET
                           (UNAUDITED)





                             ASSETS


                                                 June 30,
                                                   2002
                                                ---------
CURRENT ASSETS

  Miscellaneous Receivable                      $   2,000
                                                ---------
  TOTAL CURRENT ASSETS                              2,000
                                                ---------
OTHER ASSETS

  Investment - Related Party, at Equity             5,124
                                                ---------
TOTAL ASSETS                                    $   7,124
                                                =========
























See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 1 of 10
                            SCIENTIO, INC.
                            BALANCE SHEET
                   (A DEVELOPMENT STAGE ENTERPRISE)
                             (UNAUDITED)





            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


                                                  June 30,
                                                    2002
                                                 ---------
CURRENT LIABILITIES

  Accounts Payable and Accrued Expenses          $     445
  Accounts Payable, Related Parties                 15,464
                                                 ---------

  TOTAL CURRENT LIABILITIES                         15,909
                                                 ---------
SHAREHOLDERS' EQUITY (DEFICIT)

Common Stock - 30,000,000 Shares
  Authorized, 661,900 Issued &
  Outstanding Shares at $.001 Par Value                662
Paid In Capital                                    311,934
(Deficit) Accumulated during the
  Development Stage                               (321,381)
                                                 ---------

  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)              (8,785)
                                                 ---------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY (DEFICIT)                   $   7,124
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

                                                                Cumulative
                                                               Amounts from
                                    For the        For the     December 11,
                                 Three Months    Nine months       2000
                                    Ended           Ended     (Inception) to
                                   June 30,        June 30,      June 30,
                                     2002            2002          2002
                                 ------------    -----------  --------------
REVENUES

  Software Licensing             $     2,700     $     2,700     $     2,700

  Interest Income                        -0-             -0-             531
                                 -----------     -----------     -----------
                                       2,700           2,700           3,231
                                 -----------     -----------     -----------
EXPENSES

  General and Administrative
   Expenses                           14,845          97,732         131,396

  Officer Salary                      11,803          80,586         169,334

  Professional Fees                    3,686          10,370          21,687

  Depreciation                           432           1,226           2,195
                                 -----------     -----------     -----------
                                      30,766         189,914         324,612
                                 -----------     -----------     -----------
INCOME (LOSS) BEFORE
 INCOME TAXES                        (28,066)       (187,214)       (321,381)

Income Tax Expense (Benefit)             -0-             -0-             -0-
                                 -----------     -----------     -----------
NET INCOME (LOSS)                $   (28,066)    $  (187,214)    $  (321,381)
                                 ===========     ===========     ===========
Basic and Diluted Earnings
  (Loss) Per Share             $     (0.02)     $     (0.10)     $     (0.16)
                                 ===========     ===========     ===========
Weighted Average Number of Shares
 Of Common Stock Outstanding -
 Basic and Diluted                 1,723,648       1,959,890       1,950,606
                                 ===========     ===========     ===========



See accompanying summary of accounting policies and notes to financial statements.
                                                               Page 3 of 10
                           SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF CASH FLOWS
                           (UNAUDITED)
                                                                Cumulative
                                             For the Nine     Amounts from
                                             Months Ended  December 11, 2000
                                                June 30,     (Inception) to
                                                 2002         June 30, 2002
                                              -----------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                              $ (187,214)     $ (321,381)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash
 Provided by (Used In) Operating Activities:
  Depreciation                                       1,226           2,195
  Stock Issued for Services                         17,500          26,971
  Change in Assets and Liabilities:
  Decrease (Increase) in Miscellaneous
   Receivable                                       (2,000)         (2,000)
  Increase (Decrease) in Accounts Payable           15,859          15,909
                                                ----------      ----------
  Net Cash Provided by (Used In)
 Operating Activities                             (154,629)       (278,306)
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                              (1,428)         (6,832)
                                                ----------      ----------
  Net Cash Provided By (Used In)
  Investing Activities                              (1,428)         (6,832)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Common Stock Issuance                97,075         326,265
 (Increase) in Deferred Registration Costs             -0-         (40,690)
                                                ----------      ----------
  Net Cash Provided By (Used In)
  Financing Activities                              97,075         285,575
                                                ----------      ----------
  Effect of Exchange Rate Changes on Cash             (457)           (437)
                                                ----------      ----------
  Net Increase (Decrease) in Cash and
   Cash Equivalents                                (59,439)            -0-
  Cash and Cash Equivalents at Beginning
   of Period                                        59,439             -0-
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $      -0-      $      -0-
                                                ==========      ==========

Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest Expense                              $      -0-      $      -0-
  Income Tax                                    $      -0-      $      -0-

Non Cash Investing and Financing Transactions:
  Stock Issued for Services                     $   17,500      $   26,971
  Stock Issued for Software                     $      -0-      $    1,592
  Stock Returned                                $   (1,542)     $   (1,542)
  Investment Stock Received for Transfer
   Of Tangible and Intangible Assets            $    5,124      $    5,124


See accompanying summary of accounting policies and notes to financial statements.
                                                               Page 4 of 10


                           SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JUNE 30, 2002
                            (UNAUDITED)

NOTE 1:  ORGANIZATION AND NATURE OF OPERATIONS

         Scientio, Inc. (Scientio) is a Delaware corporation. Scientio is in the development stage. Scientio's offices are located in the United Kingdom and the United States. Scientio's principal purpose was to acquire the ownership and commercialization rights to a line of software products developed by Andrew Edmonds and owned by Anneke Edmonds and designated "the family of XML products" defined as XML Miner, XML Rule and Strucfind. These products mine XML code to find relationships and predict values using fuzzy-logic rules, then apply them to web sites, applications, or anywhere that a COM control or Java bean can be used.

         On June 3, 2002, the software products were removed from Scientio Inc. and Scientio's principal purpose changed to acquire and merge with an operating company.

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

                                                               Page 5 of 10
                           SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JUNE 30, 2002
                            (CONTINUED)
                            (UNAUDITED)

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

NOTE 4:  INVESTMENT IN EQUITY SECURITIES (At Equity)

         Investments in Non Marketable Equity Securities consist of the following:

                                               June 30,
                                                 2002
                                               --------
         Investment in 27% of total
          shares in Scientio BVI               $  5,124
                                               --------
                                               $  5,124
                                               ========


                                                               Page 6 of 10


                           SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JUNE 30, 2002
                            (CONTINUED)
                            (UNAUDITED)


         Since Scientio Inc. owned 27% of Scientio BVI, the investment is accounted for under the equity method. There were no intercompany transactions between Scientio Inc. and Scientio BVI.

NOTE 5:  OFFICER SALARY AND PROFESSIONAL FEES

         The Company had an agreement with its former president, Andrew Edmonds to complete and maintain the Company's product. In this agreement, the Company agreed to pay the officer at least $90,000 per annum. Mr. Edmonds has received $169,334 for the period December 11, 2000 (inception) to June 30, 2002. The agreement with M. Edmonds was terminated on May 29, 2002 with Mr. Edmond's resignation as president and his becoming secretary of the Company.

NOTE 6:  STOCK BASED COMPENSATION

         The parties who performed services in relation to the formation of the corporation received 20,150 common shares approximating the fair market value of $9,471. This amount was charged to professional fees during the period ended September 30, 2001. During January 2002, the Company entered an agreement with a consulting firm to perform corporate finance and other financial service matters. The Company issued 50,000 restricted shares of common stock for this service at the fair market value of $17,500. This amount was charged to investor relations expense during the period ended March 31, 2002. This stock based compensation plan is accounted for in accordance with SFAS
         No. 123.

NOTE 7:  TRANSFERS OF NONMONETARY ASSETS BY SHAREHOLDERS

         According to the Securities and Exchange Commission's Staff Accounting Bulleting 48, when the company acquires assets from shareholders in exchange for stock just prior to its first public offering, the assets should generally be recorded at cost to the shareholder. On December 15, 2000, the company acquired software from a shareholder and recorded the software at a cost of $1,592 (the cost to the shareholder). On June 3, 2002, the shareholder returned 1,541,850 shares in exchange for the software and fixed assets of Scientio Inc. See additional information in Related Party Transactions Note.


                                                               Page 7 of 10
                           SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JUNE 30, 2002
                           (CONTINUED)
                           (UNAUDITED)


NOTE 8:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense is as follows:
                                                               Cumulative
                                             For the          Amount From
                                          Nine Months      December 11, 2000
                                              Ended          (inception) to
                                             June 30,            June 30,
                                               2002                2002
                                          -----------      -----------------
         Current tax expense (benefit):
          Income tax at statutory rates    $       -0-        $       -0-
         Deferred tax expense (benefit):
          Operating Loss Carryforward          (56,263)           (91,838)
                                           -----------        -----------
                                               (56,263)           (91,838)
         Valuation allowance                    56,263             91,838
                                           -----------        -----------
         Total Tax Expense (Benefit)       $       -0-        $       -0-
                                           ===========        ===========

                                              As of              As of
                                             June 30,         September 30,
                                               2002               2001
                                           ------------       -------------
         Deferred tax assets:
          NOL                              $    91,838        $    35,575
          Valuation allowance                  (91,838)           (35,575)
                                           -----------        -----------
         Net deferred tax assets           $       -0-        $       -0-
                                           ===========        ===========

         The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $321,000. $134,000 is allowed to be offset against future income until the year 2022 when the NOL's will expire. $187,000 will expire in the year 2023.

         The loss has been fully reserved for in the valuation allowance account due to the startup of operations and the uncertainty of the company to achieve profitability in the future.

NOTE 9:  OPERATIONS AND LIQUIDITY

         The Company has incurred substantial losses in 2001 and 2002. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt.

                            SCIENTIO, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED JUNE 30, 2002
                            (CONTINUED)
                            (UNAUDITED)

         The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending June 30, 2002, there is doubt about the Company's ability to continue as a going concern.

         Management believes that its current available working capital, anticipated contract revenues and subsequent sales of stock and/or placement of debt instruments will be sufficient to meet its projected expenditures for a period of at least twelve months from June 30, 2002. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient financing will be available in amounts or on terms acceptable to the Company.

NOTE 10:  STOCK DISTRIBUTION

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

NOTE 11:  RELATED PARTY TRANSACTIONS

         The Company paid rent monthly of about $1,700 to Anneke Edmonds, treasurer and director, for use of two rooms (about 300 square feet) in Mrs. Edmond's home under an oral agreement on a month to month basis. Included in the rental are monthly payments for telephone, utilities and use of equipment, computers and software owned by Andrew and Anneke Edmonds. Andrew Edmonds was the President of Scientio Inc. before June, 2002. Anneke Edmonds is the wife of Andrew Edmonds. The rental payment ended in May 2002, and the Company has no obligation to pay the rent in the future.

         On January 28, 2002, 100,000 shares were issued to Modern Technology Corp. for $70,000. On May 1, 2002, 17,250 shares were issued to Modern Technology Corp. for $12,075.

                           SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                NOTES TO THE FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED JUNE 30, 2002
                           (CONTINUED)
                           (UNAUDITED)


         In June 2002, Anneke Edmonds, who owned 1,591,850 shares, returned 1,541,850 shares. Scientio BVI was formed and 27% of the shares were given to Scientio Inc. in return for the transfer of all intangible and tangible assets to Scientio BVI. The title of Scientio Inc.'s presidency was transferred from Andrew Edmonds to Arthur Seidenfeld and Anneke Edmonds had no position in Scientio Inc. in June 2002. Anneke Edmonds is a major shareholder and a director of Scientio BVI. Andrew Edmonds is an officer of Scientio Inc. as of June, 2002.

NOTE 12:  INTERIM FINANCIAL REPORTING

         The unaudited financial statements of the Company for the period October 1, 2001 through June 30, 2002 have been prepared by management from the books and records of the Company, and reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position and operations of the company as of the period indicated herein, and are of a normal recurring nature.

Part 1.     Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Scientio, Inc. ("The Registrant") was incorporated in the State of Delaware on December 11, 2000. It had been engaged in the development, marketing and support of software components that can be used to analyze data (data mining) flowing from the XML (extensible markup language) protocol between computers over the internet or intranets. The Registrant had not generated any licensing revenues until this quarter ended June 30, 2002 when its first licensing contract was concluded.

The Registrant had created five software components along with associated help files, example code and demonstration software. They are XML Miner, XML Rule, XR Batch, Strucfind and the Metarule editor. These components can be used to read data in the XML format, data mine it and use the results of the analysis to make predictions on new data.

The above components are packaged into two different packages directed at different developer needs. Each package is named after the major component. The XML Miner package contains XML Miner, XML Rule and
Strucfind. The XML Rule package contains XML Rule, XR Batch and the Metarule editor. The targeted customers for these products are software developers.

While the XML Miner Package has been installed and running on the Registrant's web site, offering online demonstrations of its performance in two distinct application areas, it has licensed its first unit of XML Miner and XML Rule during this quarter ended June 30, 2002. To date, the Registrant has not yet entered into any joint venture or general consultancy agreement nor licensed any of its technology to software development companies, although the Registrant had been in discussions with a European software provider with the goal of reaching a joint marketing agreement.

Management had focused its business plan into three areas: to pursue large companies who sell software products for which the Registrant's technology would be a vital or useful addition, to generate complete products that exploit its technology directed at a larger market than just software developers and consulting projects utilizing the Registrant's technology.

On December 8, 2000, Modern Technology Corp ("Modern") entered into an agreement with Andrew Edmonds, former president of the Registrant and Anneke Edmonds, former principal shareholder, to form Scientio. Modern agreed to purchase 403,000 shares of Scientio, representing 20% of the outstanding shares, for an investment of $188,500 and an additional investment of up to $50,000 to cover the costs of registering those shares and distributing them to shareholders of Modern.

A registration statement for the 403,000 shares owned by Modern was filed with the Securities and Exchange Commission. On September 24, 2001, the registration statement was declared effective. During the first week, of October 2001, the 403,000 shares were distributed to Modern's shareholders.

The Registrant has been in the development stage, generating its first revenues $2,700 during this quarter ended June 30, 2002 from the licensing of company software. During the next twelve months, the Registrant does not anticipate the purchase of any significant amount of plant or equipment. There are presently two employees, the Registrant's president/treasurer and secretary, neither of which are currently drawing any salary.

A form 8-k was filed on May 29, 2002 discussing the following actions taken by the Board of Directors of the Registrant on that date:

Due to the inability of the Registrant to raise additional funds for operations and to generate a material amount of licensing revenues to date, the Registrant transferred all assets and the software business of the Registrant to a British Virgin Island incorporated private company entitled Scientio Incorporated ("Scientio BVI"). The private company was set up by Andrew Edmonds, former president and currently secretary of the Registrant. The Registrant owns a 27% ownership interest in Scientio BVI with Andrew and Anneke Edmonds holding a 73% ownership interest in Scientio BVI. Andrew Edmonds will put all improvements and new products related to the Registrant's software business into Scientio BVI and Andrew Edmonds will not compete with Scientio BVI for the next three years as it relates to the Registrant's software products and business.

As a result of the former board of directors, Anneke Edmonds, former treasurer and director of the Registrant has resigned and returned 1,541,850 shares of the Registrant, maintaining a 50,000 share ownership position. Arthur Seidenfeld, formerly secretary and a director of the Registrant became the Registrant's president, treasurer and director of the Registrant. Andrew Edmonds, formerly president and a director of the Registrant, became secretary and director of the Registrant. Gerald Kaufman has been appointed a director of the Registrant. All three current directors will resign upon remerge of the Registrant with a private company.

The Registrant acknowledges debt to Andrew Edmonds for salaries, rent and other expenses due June 1, 2002 of approximately $15,000-. This debt will be repaid to Andrew Edmonds once the Registrant is merged with a private company.

As a result, the number of outstanding shares of $.001 par value common stock declined from 2,203,750 to 661,900 shares. Anneke Edmonds ownership position in the Registrant has been reduced from 72.2% to 7.55%. Arthur Seidenfeld, president and director of the Registrant, currently owns 29.5% of the outstanding shares of the Registrant and Modern., (a reporting company of which Arthur Seidenfeld is president and a director and Gerald Kaufman is a director) currently owns 17.7% of the outstanding shares of the Registrant.

The board of directors has concluded that the Registrant would enhance shareholder value by separation of the software business of the Registrant into a private company, Scientio BVI, allowing it to attempt to raise capital from private sources and allowing the Registrant to offer itself as a reporting, trading public company for merger with a private company. To date, the Registrant's president is actively pursuing such a merger and no assurance can be given that such a merger of the Registrant with a private company will take place at any time in the future.

During the nine months ended June 30, 2002, the Registrant had a net loss of $187,214. During the period from inception (December 11, 2000) to June 30, 2002, the Registrant generated a net loss of $321,381. For the nine months ended June 30, 2002, the Registrant's expenses consisted of general and administrative expenses amounting to $97,732, officer's salary, paid to the Registrant's former president of $80,586, professional fees (primarily legal and accounting expenses) of $10,370 and depreciation of $1,226. $2,700 of software licensing revenues were generated during this period, specifically during the quarter ended June 30, 2002.

For the period from inception (December 11, 2000) to June 30, 2002, the Registrant's expenses consisted of general and administrative expenses of $131,396, officer's salary to the Registrant's former president of $169,334, professional fees (primarily legal and accounting expenses) of $21,687 and depreciation of $2,195. $531 of interest income and $2,700 of software licensing revenues were generated for this period.

As of June 30, 2002, the Registrant had total assets of $7,124, consisting of a $2,000 receivable due from a former marketing consultant of the Registrant and an investment in shares of Scientio BVI amounting to $5,124. Total liabilities amounted to $15,909, consisting of an accounts payable of $15,464 almost all due to the Registrant's former president and accrued expenses of $445. A shareholders' deficit of $8,785 existed at June 30, 2002.

The Registrant received its initial funding from Modern, one of its principal shareholders. As of June 30, 2002, Modern has invested $320,575. Modern has agreed to lend the Registrant additional funds needed to cover its working capital needs until a merger with a private company can be concluded at which time Modern expects its loans will be repaid by the private company merging into the Registrant. The Registrant is hopeful such a merger will take place over the next twelve months, although no assurance can be given that such a merger will take place in the future.

From inception to June 1, 2002, the Registrant's former president, Andrew Edmonds was the only officer entitled to compensation, pursuant to the shareholder's agreement of December 8, 2000 (signed by Modern). The shareholder's agreement was terminated on May 29, 2002 with no further salaries beyond amounts due through May 29, 2002 due to Andrew Edmonds. The Registrant had also been paying rent monthly of about $1,700 to Anneke Edmonds, former treasurer and director for use of two rooms (about 300 square feet) in Mrs. Edmond's home under an oral agreement on a month to month basis. Included in the rental were monthly payments for telephone, utilities and use of equipment, computers and software owned by Andrew and Anneke Edmonds. This rent agreement was terminated on May 29, 2002 as part of the shareholders agreement with Andrew Edmonds. Included in the accounts payable of approximately $15,000- due to Andrew Edmonds are some rent payments due through May 29, 2002. The Registrant is presently using the offices of Modern for which it does not pay any rent.

During the six months ended June 30, 2002, Modern purchased 117,250 restricted shares of the Registrant for $82,075 ($.70 per share) and Arthur Seidenfeld, the Registrant's president, treasurer and director purchased 21,500 restricted shares of the Registrant for $15,000 (approximately $.70 per share).

The Registrant concluded an agreement with Vfinance Investments Inc. ("Vfinance") whereby Vfinance performed consulting services related to corporate finance and other financial service matters. During the quarter ended March 31, 2002, the Registrant paid $10,000 and issued 50,000 restricted shares of common stock to Vfinance for these services.


Part 2.  Other Information

Item 1.  Legal Proceedings.     None.

Item 2.  Changes in Securities.     None.

Item 3.  Default upon Senior Securities.     None.

Item 4.  Submission of Matters to a Vote of Security Holders.     None.

Item 5.  Other Information.     None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Furnish the exhibits required by Item 601 of
             Regulation B.     None.

         (b) 8-k Reports filed during the quarter.

             An 8-K was filed on May 29, 2002, including items #1 and #5.



                               SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SCIENTIO, INC.


                      -----------------------------
                          By: Arthur Seidenfeld
         President, Treasurer, Chief Executive and Financial Officer
                                August 2, 2002