Form 10QSB/A
period 2002-06-30
SCIENTIO INC
filed 2002-10-18
CIK 1143799

EXHIBIT 99.1

  STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10-QSB of Scientio, Inc. (the "Company") for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur Seidenfeld, Chief Executive and Chief Financial Officer of the Company, certify that:

  * the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  * information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Arthur Seidenfeld
---------------------
Arthur Seidenfeld
Director, President, Chief Executive and Chief Financial Officer

October 18, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.