Form 10KSB
period 2002-09-30
SCIENTIO INC
filed 2002-12-03
CIK 1143799

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB

(x) ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
1934
For the transition period from                 to
                               ---------------    ---------------

                    Commission file number  333-64420
                                            ---------
                               Scientio, Inc.
             --------------------------------------------------
               (Name of small business issuer in its charter)

               Delaware                       11-3581664
             --------------------------------------------------
            (State or other jurisdiction of  (I.R.S. Employer
            incorporation or organization)   Identification No.)

              P.O. Box 940007, Belle Harbor, N.Y.    11694-0007
             --------------------------------------------------
           (Address of principal executive offices)  (Zip Code)

                Issuer's telephone number   (718) 318-0994
                                            --------------

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class     Name of each exchange on
                        Which registered
-------------------     --------------------------------
-------------------     --------------------------------

Securities registered under Section 12 (g) of the Exchange Act:

--------------------------------------------------------------------
                             (Title of class)

--------------------------------------------------------------------
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days [X ] Yes   [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year   $2,700
                                                          ------
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (see definition of affiliate in Rule 12b-2 of the Exchange Act). $138,942.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

 (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
[  ]  Yes  [  ]  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 661,900 shares of common stock, par value $.001

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424
(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24,
1990).

Registration statement declared effective on September 24, 2001.

Transitional Small Business Disclosure Format  (Check one)
Yes      ,  No   x
    -----      -----




                              SCIENTIO, INC.

                          FINANCIAL STATEMENTS

                    (A DEVELOPMENT STAGE ENTERPRISE)

                           SEPTEMBER 30, 2002





                              I N D E X


                                                           Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          1


BALANCE SHEET - ASSETS                                      2


BALANCE SHEET - LIABILITIES AND EQUITY                      3


STATEMENT OF SHAREHOLDERS' EQUITY                           4


STATEMENT OF OPERATIONS                                     5


STATEMENT OF CASH FLOWS                                     6


NOTES TO THE FINANCIAL STATEMENTS                         7 - 12





          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          --------------------------------------------------

To the Shareholders and Board of Directors of SCIENTIO, INC.

We have audited the accompanying balance sheets of SCIENTIO, INC. (a development stage enterprise) as of September 30, 2002 and the related statement of operations, shareholders' equity and cash flows for the period December 11, 2000 (inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SCIENTIO, INC. (a development stage enterprise) as of September 30, 2002, and the results of its operations and its cash flows for the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has incurred losses and negative cash flows from operations from the period December 11, 2000 (inception) to September 30, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   GREENBERG & COMPANY LLC

Springfield, New Jersey
November 1, 2002
                                                              Page 1 of 12

                             SCIENTIO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEET



                             A S S E T S



                                             September 30,   September 30,
                                                 2002            2001
                                             -------------   -------------

CURRENT ASSETS

  Cash and Cash Equivalents                    $   -0-         $ 59,439
  Miscellaneous Receivable                       2,000              -0-
                                               -------         --------

  TOTAL CURRENT ASSETS                           2,000           59,439
                                               -------         --------

FIXED ASSETS, At Cost

  Equipment                                        -0-            5,349
  Software                                         -0-            1,648
                                               -------         --------
                                                   -0-            6,997
  Less:  Accumulated Depreciation                  -0-             (990)
                                               -------         --------

  FIXED ASSETS, net                                -0-            6,007
                                               -------         --------

OTHER ASSETS

  Deferred Registration Costs                      -0-           40,690
                                               -------         --------

  TOTAL OTHER ASSETS                               -0-           40,690
                                               -------         --------

TOTAL ASSETS                                   $ 2,000         $106,136
                                               =======         ========






See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 2 of 12

                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEET



  L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y






                                             September 30,   September 30,
                                                 2002              2001
                                             -------------   -------------
CURRENT LIABILITIES

  Accounts Payable and Accrued Expenses        $  6,694               50
  Accounts Payable, Related Parties              22,765              -0-
                                               --------         --------

  TOTAL CURRENT LIABILITIES                      29,459               50
                                               --------         --------

SHAREHOLDERS' EQUITY

  Common Stock - 30,000,000 Shares
   Authorized, 661,900 and 2,015,000
   Issued & Outstanding Shares at $.001
   Par Value Respectively                           662            2,015
  Additional Paid In Capital                    311,934          238,238
  (Deficit) Accumulated during the
   Development Stage                           (340,055)        (134,167)
                                               --------         --------
  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)          (27,459)         106,086
                                               --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                       $  2,000         $106,136
                                               --------         --------










See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 3 of 12



                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                   STATEMENT OF SHAREHOLDERS' EQUITY
    FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2002

                                                           (Deficit)                     Total
                                                          Accumulated                    Share-
                           Common Stock                    During the                   Holders
                        Number       $.001     Paid-In    Development   Subscription    Equity
                       of Shares     Value      Capital      Stage       Receivable    (Deficit)
                       ---------   ---------   --------   -----------   ------------   ----------
Initial investment
 in Common Stock
 at December 15,
 2000                    403,000   $    403    $188,097                 $  (88,500)    $100,000

Stock issued for
 service at
 December 15, 2000        20,150         20       9,451                                   9,471

Stock issued for
 software at
 December 15, 2000     1,591,850      1,592                                               1,592

Payment on
 subscription
 receivable                                      40,690                     88,500      129,190

Net Income (Loss)
 for the period
 December 11,
 2000 (Inception)
 through Sept. 30,
 2001                                                       (134,167)                  (134,167)
                       ---------   --------    --------   ----------    ----------     --------
BALANCES AT
  SEPT. 30, 2001       2,015,000      2,015     238,238     (134,167)          -0-      106,086

Write off of deferred
 registration as
 result of approval
 of registration                                (40,690)                                (40,690)

Stock issued for
 Services                 50,000         50      17,450                                  17,500

Stock issued             100,000        100      69,900                                  70,000

Stock issued              21,500         22      14,978                                  15,000

Stock issued              17,250         17      12,058                                  12,075

Treasury Stock
 (subsequently
 retired) received
 in exchange for
 non-monetary
 assets               (1,541,850)    (1,542)                                             (1,542)

Net income (Loss)
 For the year ended
 Sept. 30, 2002                                             (205,888)                  (205,888)
                       ---------   --------    --------   ----------    ----------     --------
BALANCE AT
 SEPT. 30, 2002          661,900   $    662    $311,934   $ (340,055)   $      -0-     $(27,459)
                       =========   ========    ========   ==========    ==========     ========

See accompanying summary of accounting policies and notes to financial statements.
                                                        Page 4 of 12



                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENT OF OPERATIONS
                              (UNAUDITED)

                                              For the
                                            Period from       Cumulative
                                            December 11,     Amounts from
                            For the Year       2000          December 11,
                               Ended       (Inception) to        2000
                             Sept. 30,        Sept. 30,     (Inception) to
                               2002             2001        Sept. 30, 2002
                            ------------   --------------   --------------
REVENUES

  Software Licensing         $     2,700      $       -0-     $     2,700
  Interest Income                    -0-              531             531
                             -----------      -----------     -----------
                                   2,700              531           3,231
                             -----------      -----------     -----------
EXPENSES

  General and Administrative
   Expenses                      107,282           33,664         140,946

  Equity in Loss of Affiliate      5,124              -0-           5,124

  Officer Salary                  80,586           88,748         169,334

  Professional Fees               14,370           11,317          25,687

  Depreciation                     1,226              969           2,195
                             -----------      -----------     -----------
                                 208,588          134,698         343,286
                             -----------      -----------     -----------
INCOME (LOSS) BEFORE
 INCOME TAXES                   (205,888)        (134,167)       (340,055)

Income Tax Expense (Benefit)         -0-              -0-             -0-
                             -----------      -----------     -----------
NET INCOME (LOSS)             $ (205,888)     $  (134,167)    $  (340,055)
                              ==========      ===========     ===========
Basic and Diluted Earnings
  (Loss) Per Share            $     (.13)     $      (.07)    $      (.19)
                              ==========      ===========     ===========
Weighted Average Number of
 Shares of Common Stock
 Outstanding - Basic and
 Diluted                       1,632,725        2,015,000       1,802,270
                              ==========      ===========     ===========


See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 5 of 12



                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENT OF CASH FLOWS

                                                                          For the        Cumulative
                                                                        Period from     Amounts from
                                                      For the Year     Dec. 11, 2000    Dec. 11, 2000
                                                         Ended        (Inception) to   (Inception) to
                                                     Sept. 30, 2002   Sept. 30, 2001   Sept. 30, 2002
                                                     --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                     $(205,888)       $(134,167)        $(340,055)
 Adjustments to Reconcile Net Income (Loss)
 to Net Cash
 Provided by (Used In) Operating Activities:
  Depreciation                                             1,226              969             2,195
  Stock Issued for Services                               17,500            9,471            26,971
  Equity in Loss of Affiliate                              5,124              -0-             5,124
  Change in Assets and Liabilities:
  Decrease (Increase) in Miscellaneous
   Receivable                                             (2,000)             -0-            (2,000)
  Increase (Decrease) in Accounts Payable
   and Accrued Expenses                                   29,409               50            29,459
                                                       ---------        ---------         ---------
Net Cash Provided by (Used In)
 Operating Activities                                   (154,629)        (123,677)         (278,306)
                                                       ---------        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                                    (1,428)          (5,349)           (6,777)
                                                       ---------        ---------         ---------
  Net Cash Provided By (Used In)
  Investing Activities                                    (1,428)          (5,349)           (6,777)
                                                       ---------        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Common Stock Issuance                      97,075          229,190           326,265
 (Increase) in Deferred Registration Costs                   -0-          (40,690)          (40,690)
                                                       ---------        ---------         ---------
  Net Cash Provided By (Used In)
   Financing Activities                                   97,075          188,500           285,575
                                                       ---------        ---------         ---------
  Effect of Exchange Rate Changes on Cash                   (457)             (35)             (492)
                                                       ---------        ---------         ---------
  Net Increase (Decrease) in Cash and
   Cash Equivalents                                      (59,439)          59,439               -0-
  Cash and Cash Equivalents at Beginning
   of Period                                              59,439              -0-               -0-
                                                       ---------        ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    -0-        $  59,439         $     -0-
                                                       =========        =========         =========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
  Interest Expense                                      $    -0-        $     -0-         $     -0-
      Income Tax                                        $    -0-        $     -0-         $     -0-

Non Cash Investing and Financing Transactions:
  Stock Issued for Services                             $ 17,500        $   9,471         $  26,971
  Stock Issued for Software                             $    -0-        $   1,592         $   1,592
  Treasury Stock Received in Exchange
   for Non-Monetary Assets                              $ (1,542)       $     -0-         $  (1,542)
  Investment Received for Transfer
   of Tangible and Intangible Assets                    $  5,124        $     -0-         $   5,124

See accompanying summary of accounting policies and notes to financial statements.
                                                              Page 6 of 12



                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO THE FINANCIAL STATEMENTS
              FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION)
                         TO SEPTEMBER 30, 2002

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

         Estimates in Financial Statements

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to

                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
             FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION)
                        TO SEPTEMBER 30, 2002
                             (CONTINUED)

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

NOTE 3:  DEFERRED REGISTRATION COSTS

         For the period December 11, 2000 (inception) through September 30, 2001, the Company has incurred deferred registration costs of $40,690 relating to expenses incurred in connection with the Stock Distribution (see Note 10). As of December 31, 2001, the deferred registration costs were charged to equity upon consummation of this Stock Distribution.

NOTE 4:  INVESTMENT IN EQUITY SECURITIES (At Equity)

         Investments in Non Marketable Equity Securities consist of the following:
                                             Sept. 30,   Sept. 30,
                                               2002        2001
                                             ---------   ---------
            Investment in 27% and 0%
             of total shares in Scientio
             BVI as of September 30, 2002
             and 2001, respectively            $   -0-     $   -0-
                                             ---------   ---------
                                               $   -0-     $   -0-
                                             ---------   ---------

         Since Scientio Inc. owns 27% of Scientio BVI, the investment is accounted for under the equity method. There were no intercompany transactions between Scientio Inc. and Scientio BVI. The following unaudited information is provided for Scientio BVI

                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
              FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION)
                         TO SEPTEMBER 30, 2002
                             (CONTINUED)

         for the period June 3, 2002 (inception) through September 30, 2002, (the most recent information available):

              Total assets                              $    607
              Total liabilities                         $ 37,783
              (Loss) for the period June 3, 2002
               (inception) through Sept. 30, 2002       $(37,207)

         The allocated loss is limited to the amount of investment, which is $5,124. This loss is recognized as Equity in Loss of Affiliate in the Statement of Operations.

NOTE 5:  OFFICER SALARY AND PROFESSIONAL FEES

         The Company had an agreement with its former president, Andrew Edmonds to complete and maintain the Company's product. In this agreement, the Company agreed to pay the officer at least $90,000 per annum. Mr. Edmonds has received $169,334 for the period December 11, 2000 (inception) to June 30, 2002. The agreement with Mr. Edmonds was terminated on May 29, 2002 with Mr. Edmond's resignation as president and his becoming secretary of the Company.

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

                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO THE FINANCIAL STATEMENTS
              FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION)
                         TO SEPTEMBER 30, 2002
                              (CONTINUED)

NOTE 8:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense is as follows:
                                                           Cumulative
                                             For the       Amount From
                                              Year      December 11, 2000
                                              Ended      (inception) to
                                            Sept. 30,       Sept. 30,
                                              2002            2002
                                           ----------   -----------------
         Current tax expense (benefit):
          Income tax at statutory rates    $    -0-         $    -0-
         Deferred tax expense (benefit):
          Operating Loss Carryforward       (63,546)         (99,121)
                                           --------         --------
                                            (63,546)         (99,121)
         Valuation allowance                 63,546           99,121
                                           --------         --------
         Total Tax Expense (Benefit)       $    -0-         $    -0-
                                           ========         ========

                                             As of            As of
                                           Sept. 30,        Sept. 30,
                                             2002             2001
                                           --------         --------
         Deferred tax assets:
          NOL                              $ 99,121         $ 35,575
         Valuation allowance                (99,121)         (35,575)
                                           --------         --------
         Net deferred tax assets           $    -0-         $    -0-
                                           ========         ========

         The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $340,000. $134,000 is allowed to be offset against future income until the year 2022 when the NOL's will expire. $206,000 will expire in the year 2023.

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

                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO THE FINANCIAL STATEMENTS
              FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION)
                         TO SEPTEMBER 30, 2002
                              (CONTINUED)

         The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the year ended September 30, 2002, there is doubt about the Company's ability to continue as a going concern.

         Management believes that it will be able to meet its projected expenditures for a period of at least twelve months from September 30, 2002 through borrowings from affiliates. Its principal plan of operations will be to merge or be acquired by a private entity. However any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient funds will be available in amounts or on terms acceptable to the Company.

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

                             SCIENTIO, INC.
                    (A DEVELOPMENT STAGE ENTERPRISE)
                    NOTES TO THE FINANCIAL STATEMENTS
            FOR THE PERIOD DECEMBER 11, 2000 (INCEPTION)
                         TO SEPTEMBER 30, 2002
                              (CONTINUED)


         In June 2002, Anneke Edmonds, who owned 1,591,850 shares, returned 1,541,850 shares. Scientio BVI was formed and 27% of the shares were given to Scientio Inc. in return for the transfer of all intangible and tangible assets to Scientio BVI. The title of Scientio Inc.'s presidency was transferred from Andrew Edmonds to Arthur Seidenfeld and Anneke Edmonds had no position in Scientio Inc. as of September 30, 2002. Anneke Edmonds is a major shareholder and a director of Scientio BVI. Andrew Edmonds is an officer of Scientio Inc. as of September 30, 2002.

SCIENTIO, INC.

Part 1


Item 1.      Business.

     Scientio, Inc. ("The Registrant") was incorporated in the State of Delaware on December 11, 2000. It has been engaged in the development, marketing and support of software components that can be used to analyze data (data mining) flowing in the XML (extensible markup language) protocol between computers over the internet or intranets. The Registrant had not yet generated any licensing revenues until the quarter ended June 30, 2002 when its first licensing contract was concluded, generating $2,700- in revenues.

     The Registrant had created five software components along with associated help files, example code and demonstration software. They are XML Miner, XML Rule, XR Batch, Strucfind and the Metarule editor. These components can be used to read data in the XML format, data mine it and use the results of the analysis to make predictions on new data.

     The above components are packaged into two different packages directed at different developer needs. Each package is named after the major component. The XML Miner package contains XML Miner, XML Rule and Structfind. The XML Rule package contains XML Rule, XR Batch and the Metarule editor. The targeted customers for these products are software developers.

     While the XML Miner Package has been installed and running on the Registrant's web site, offering online demonstrations of its performance in two distinct application areas, it has licensed its first unit of XML Miner and XML Rule during the quarter ended June 30, 2002. To date, the Registrant has not yet entered into any joint venture or general consultancy agreement nor licensed any of its technology to software development companies.

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

     A form 8-K was filed on May 29, 2002 discussing the following actions taken by the Board of Directors of the Registrant on that date:

Due to the inability of the Registrant to raise additional funds for operations and to generate a material amount of licensing revenues to date, the Registrant transferred all assets and the software business of the Registrant to a British Virgin Island incorporated private company entitled Scientio Incorporated ("Scientio BVI"). The private company was set up by Andrew Edmonds, former president and currently secretary of the Registrant. The Registrant owns a 27% ownership interest in Scientio BVI with Anneke Edmonds holding a 73% ownership interest in Scientio BVI. Andrew Edmonds will put all improvements and new products related to the Registrant's software business into Scientio BVI and Andrew Edmonds will not compete with Scientio BVI for the next three years as it relates to the Registrant's software products and business.

As a result of the former board of directors, Anneke Edmonds, former treasurer and director of the Registrant has resigned and returned 1,541,850 shares of the Registrant, maintaining a 50,000 shares ownership position. Arthur Seidenfeld, formerly secretary and a director of the Registrant became the Registrant's president, treasurer and director of the Registrant. Andrew Edmonds, formerly president and a director of the Registrant, became secretary and director of the Registrant. Gerald Kaufman has been appointed a director of the Registrant. All three current directors will resign upon remerge of the Registrant with a private company.

The Registrant acknowledges debt to Andrew Edmonds for salaries, rent and other expenses due September 30, 2002 of approximately $18,100- and debt to Gerald Kaufman for legal services of $4,000-. These debts will be repaid to Andrew Edmonds and Gerald Kaufman respectively once the Registrant is merged with a private company. Modern, a reporting company of which Arthur Seidenfeld is a president and a director and Gerald Kaufman is a director is owed approximately $500- for expenses of the Registrant paid by Modern.

As a result, the number of outstanding shares of $.001 par value common stock declined from 2,203,750 to 661,900 shares. Anneke Edmonds ownership position in the Registrant has been reduced from 72.2% to 7.55%. Arthur Seidenfeld, president and director of the Registrant, currently owns 29.5% of the outstanding shares of the Registrant and Modern, (a reporting company of which Arthur Seidenfeld is president and a director and Gerald Kaufman is a director) currently owns 17.7% of the outstanding shares of the Registrant.

The board of directors has concluded that the Registrant would enhance shareholder value by separation of the software business of the Registrant into a private company, Scientio BVI, allowing it to raise capital from private sources and allowing the Registrant to offer itself as a reporting, trading public company for merger with a private company. To date, the Registrant's president is actively pursuing such a merger. No assurance can be given that such a merger of the Registrant with a private company will take place at any time in the future.

Controls and Procedures.

     The President, who is also chief executive and chief financial officer of the Registrant, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

     There was no significant changes in the Company's internal controls or in other factors that could significantly effect these controls subsequent to the date of such evaluation.



Item 2.    Property

     As of September 30, 2002, the Registrant owned no property. The Registrant office is located in the office of Modern, an affiliated company for which it pays no rent.

Item 3.     Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                 PART II

Item 5. Market for  Common Equity and Related Stockholders Matters.

     The following table sets forth, for the periods indicated, the bid price for the Registrant's common stock as published by the OTC Bulletin Board on their website on the Internet (otcbb.com). Prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions:

                                   High Bid     Low Bid
                                   --------     -------
Quarter ended March 31, 2002         $.90        $.30
Quarter ended June 30, 2002           .51         .30
Quarter ended Sept. 30, 2002          .30         .20

On November 19, 2002, the shares had a high bid price of $.20 and a low bid price of $.10. On the same day, the shares were quoted at a high ask price of $1.05 and a low ask price of $.51.

     Number of shareholders of record on November 19, 2002 was 375.

     Dividends - the Registrant has not paid any dividends since its inception and presently anticipates that all earnings, if any, will be retained for development and expansion of the Registrant's business and that no dividends on the common stock will be declared in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operations.

     The Registrant is in the development stage, generating revenues of $2,700 over the past twelve months. Over the next twelve months, the Registrant does not anticipate the purchase of any significant amount of plant or equipment and does not anticipate any significant changes in the number of company employees (presently there are no salaried employees).

      During the year ended September 30, 2002, the Registrant had a net loss of $205,888. The loss is attributed to the following expenses: general and administrative expenses of $107,282, salary of the former president (currently secretary of the Registrant) $80,586, professional fees, primarily legal and accounting of $14,370, equity in loss of affiliate $5,124 and depreciation expense of $1,226. The Registrant terminated its software operations at the end of May 2002.

     During the period from inception (December 11, 2000) to September 30, 2001, the Registrant had a net loss of $134,167. The loss is attributed to the following expenses: general and administrative expenses of $33,664, officer's salary- former president of the Registrant of $88,748 and professional fees (primarily legal and accounting) of $11,317 and depreciation expense of $969 offset by interest income of $531.

     As of September 30, 2002 the Registrant had total assets of $2,000, consisting of a receivable due from a former marketing consultant of the Registrant. Total liabilities (accounts payable and accrued expenses) amounted to $29,459. Approximately $18,100 of total liabilities are due to the Registrant's former president and $10,250 are due to the Registrant's attorney and accountants. Shareholders deficit at Sept. 30, 2002 amounted to $27,459.

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

     The Registrant received its initial funding from Modern, one of its principal shareholders. As of September 30, 2002 Modern invested approximately $325,000. Modern has agreed to lend the Registrant additional funds needed to cover its working capital needs until a merger with a private company can be concluded at which time Modern expects its loans will be repaid by the private company merging into the Registrant. The Registrant is hopeful such a merger will take place over the next twelve months, although no assurance can be given that such a merger will take place in the future. At Sept. 30, 2002, Modern was owed approximately $500- for expenses paid for the Registrant.

     From inception to May 29, 2002, the Registrant's former president, Andrew Edmonds was the only officer entitled to compensation, pursuant to the shareholder's agreement of December 8, 2000 (signed by Modern). The shareholder's agreement was terminated on May 29, 2002 with no further salaries beyond amounts due through May 29, 2002 due to Andrew Edmonds. The Registrant had also been paying rent monthly of about $1,700 to Anneke Edmonds, former treasurer and director for use of two rooms (about 300 square feet) in Mrs. Edmond's home under an oral agreement on a month to month basis. Included in the rental were monthly payments for telephone, utilities and use of equipment, computers and software owned by Andrew and Anneke Edmonds. This rental agreement was terminated on May 29, 2002 as part of the shareholders agreement with Andrew Edmonds. Included in the accounts payable of approximately $18,100 due to Andrew Edmonds are some rent payments due through May 29,2002 and a service agreement for internet connections due through September 30, 2002.


     During the nine months ended September 30, 2002, Modern purchased 117,250 restricted shares of the Registrant for $82,075 ($.70 per share) and Arthur Seidenfeld, the Registrant's president, treasurer and director purchased 21,500 restricted shares of the Registrant for $15,000
(approximately $.70 per share).

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


Item 7.     Financial Statements

     Attached.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.


                                PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons

     The executive officers and directors of the Registrant are as follows:

                    Age                           Term Expires
                    ---                           ------------
Arthur Seidenfeld   51   President, Treasurer     Next annual meeting
                          and Director
Andrew Edmonds      46   Secretary and Director   Next annual meeting
Gerald Kaufman      61   Director                 Next annual meeting

 Arthur Seidenfeld

Mr. Seidenfeld became president and treasurer of the Registrant on May 29, 2002. From inception until May 29, 2002, Mr. Seidenfeld served as secretary and director of the Registrant.

      He is President and a Director of Modern Technology Corp., a public financial consulting company, which has invested in Scientio and has spun-off to its shareholders the Scientio shares it owned. Mr. Seidenfeld was President of Davin Enterprises, Inc., a "blind pool" from 1987 to 1998 when it merged with Creative Masters, Inc. He is also President (since
1998) of Daine Industries, a "blind pool" which company previously owned Lite King Corp., which merged with National Cabling Service in 2000. He has a B.S. in Accounting from New York University School of Commerce
(1972) and an M.B.A. in Finance from Pace University (1978).

Andrew Edmonds, has been president of the Company since its formation in December 2000 until May 29, 2002 when he became secretary of the Registrant. During the past ten years he has acted as a director and chief technology officer of various companies concerned with creating software making use of artificial and computational intelligence. In 1987, he wrote his first commercial software product, a neural network simulator called Neurun. This was Britain's first Neural network product. In 1989, he formed a new company called Neural Computer Sciences and produced the first Windows based Neural network system in 1990. In 1993, he developed a product that dynamically created financial trading systems called Darwin and thereafter his company, Science in Finance developed products exclusively for Transworld Oil, a Bermuda based futures trading company. He is the author of a variety of published papers covering Neural networks, genetic algorithms, Chaos theory, genetic programming and Fuzzy logic, and their applications to biotechnology, Financial time series prediction and other areas.

     From April 2000 to December 2000 he worked on consultancy projects investigating a speaker verification system for e-commerce applications. Dr. Edmonds received a PhD Degree from the University of Luton in 1996 and in 2000 he became a member of the British Computer Society.

Gerald Kaufman became a director of the Registrant on May 29, 2002. He has been a practicing attorney for over thirty years. He has served as a director of the Registrant, along with being a director of Modern
Technology Corp and Daine Industries Inc since 1990. He was a director of Lite King Corp from 1998 until 2001. He has also been a director of American Mayflower Life Insurance Co. since 1973.


Item 10. Executive Compensation

     Andrew Edmonds, the former President and currently secretary of the Registrant received a salary of $80,586 for the period from October 1, 2001 until May 29, 2002. On May 29, 2002, he resigned as president of the Registrant.

     For the period from inception (December 11, 2000) to September 30, 2001, Dr. Edmonds received $88,748 in officer's salary. No other officers of the Registrant received any compensation for the inception period to September 30, 2002.


Item 11.    Security Ownership of Certain Beneficial Owners and
            Management.

  a. The following are known to the Registrant to be beneficial owners of 5% of more of the Registrant's common stock.

Title of Class
--------------
Common Stock

                                Amount & Nature of     Percentage
Name of Beneficial Owner        Beneficial Ownership    of Class
------------------------        --------------------   ----------

Arthur Seidenfeld                    195,849             29.5%

Modern Technology Corp.              117,250             17.7%

Anneke Edmonds                        50,000              7.5%*

Anne Seidenfeld                       35,530              5.4%

Andrew Edmonds                           -0-              -0-

*Anneke Edmonds is the wife of Andrew Edmonds.


  b.  The shares owned by management are as follows:

Arthur Seidenfeld                    195,849
Andrew Edmonds                           -0-

Item 12. Certain Relationships and Related Transactions.

    The Registrant's corporate office is in the facility of Modern, an affiliated company for which no charge is imposed.

Item 13. Exhibits and Reports on Form 8-K

  a)  Financial Statements and Financial Statement Schedules.

      Balance Sheet- September 30, 2002 and September 30, 2001
      Statement of Shareholders' Equity for the period December 11, 2000 (inception) to September 30, 2002
      Statement of Operations, Cumulative Amounts from December 11, 2000 (Inception) to September 30, 2001 and 2002 and For the Year Ended September 30, 2002
      Statement of Cash Flows, Cumulative Amounts from December 11, 2000 (Inception) to September 30, 2001 and 2002 and For the Year Ended Sept. 30, 2002
      Notes to the Financial Statements, for the period December 11, 2000 (inception) to September 30, 2002

  b) Exhibit 1. Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 2. Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Form 8-K dated 5/29/02 which is hereby incorporated by reference.

  c) Other schedules not submitted are omitted, because the information is included elsewhere in the financial statements or the notes thereto, or the conditions requiring the filing of these schedules are not applicable.

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

                            SCIENTIO, INC.
                           ----------------
                             (Registrant)


                   ---------------------------------
                         BY Arthur Seidenfeld
                   President, Treasurer and Director
                         Dated: November 25, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                              ---------------------------------
                              Arthur Seidenfeld
                              President, Principal
                              Executive and Financial Officer and Director
                              November 25, 2002


                              ---------------------------------
                              Andrew Edmonds
                              Secretary and Director
                              November 25, 2002


                              ---------------------------------
                              Gerald Kaufman
                              Director
                              November 25, 2002


                           CERTIFICATIONS

I, Arthur J. Seidenfeld certify that:

1.  I have reviewed this annual report on Form 10-KSB of Scientio, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

    b) any fraud whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November, 25 2002
                       /s/ Arthur J. Seidenfeld
                       ------------------------
                         Arthur J. Seidenfeld
                 President and Chief Executive Officer

                            CERTIFICATIONS

I, Arthur J. Seidenfeld certify that:

1.  I have reviewed the annual report on Form 10-KSB of Scientio, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

    b) any fraud whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November, 25 2002
                     /s/ Arthur J. Seidenfeld
                     ------------------------
                       Arthur J. Seidenfeld
               President and Chief Financial Officer