Form 10QSB
period 2002-12-31
SCIENTIO INC
filed 2003-01-09
CIK 1143799

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q SB
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the quarterly period ended December 31, 2002 or

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

                             (718) 318-0994
         ------------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)

         ------------------------------------------------------
                     (Registrant's Former Address)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 661,900

                                   10Q-1


































































                              SCIENTIO, INC.

                           FINANCIAL STATEMENTS

                     (A DEVELOPMENT STAGE ENTERPRISE)

                            DECEMBER 31, 2002















































                            I N D E X





                                                           Page


BALANCE SHEET - ASSETS, LIABILITIES AND
 SHAREHOLDERS' EQUITY                                        1


STATEMENT OF OPERATIONS                                      2


STATEMENT OF CASH FLOWS                                      3


NOTES TO THE FINANCIAL STATEMENTS                          4 - 9






















                            SCIENTIO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEET


                             A S S E T S


                                            December 31,   September 30,
                                               2002             2002
                                            ------------   -------------
                                            (Unaudited)

CURRENT ASSETS

  Miscellaneous Receivable                    $  2,000       $  2,000
                                              --------       --------
  TOTAL CURRENT ASSETS                           2,000          2,000
                                              --------       --------
TOTAL ASSETS                                  $  2,000       $  2,000
                                              --------       --------


    L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y


CURRENT LIABILITIES

  Accounts Payable and Accrued Expenses       $ 15,750       $  6,694
  Accounts Payable, Related Parties             26,700         22,765
                                              --------       --------
  TOTAL CURRENT LIABILITIES                     42,450         29,459
                                              --------       --------

SHAREHOLDERS' EQUITY

  Common Stock - 30,000,000 Shares
   Authorized, 661,900 Issued &
   Outstanding Shares at $.001
   Par Value                                       662            662
  Additional Paid In Capital                   311,934        311,934
   (Deficit) Accumulated during the
    Development Stage                         (353,046)      (340,055)
                                              --------       --------
  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)         (40,450)       (27,459)
                                              --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                       $  2,000       $  2,000
                                              ========       ========


See accompanying summary of accounting policies and notes to financial statements.
                                                               Page 1 of 9

                            SCIENTIO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                                              Cumulative
                                                             Amounts from
                                                             December 11,
                              For the Three Months Ended         2000
                              December 31,   December 31,   (Inception) to
                                 2002           2001         Dec. 31, 2002
                              ------------   ------------   --------------
REVENUES

  Software Licensing          $       -0-    $       -0-    $     2,700
  Interest Income                     -0-            -0-            531
                              -----------    -----------    -----------
                                      -0-            -0-          3,231
                              -----------    -----------    -----------
EXPENSES

  General and Administrative
   Expenses                         9,500         18,089        150,446

  Equity in Loss of Affiliate         -0-            -0-          5,124

  Officer Salary                      -0-         39,750        169,334

  Professional Fees                 2,555          4,112         28,242

  Depreciation                        -0-            397          2,195
                              -----------    -----------    -----------
                                   12,055         62,348        355,341
                              -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME
 TAXES                            (12,055)       (62,348)      (352,110)

Income Tax Expense (Benefit)          936            -0-            936
                              -----------    -----------    -----------
NET INCOME (LOSS)             $   (12,991)   $   (62,348)   $  (353,046)
                              ===========    ===========    ===========
Basic and Diluted Earnings
  (Loss) Per Share            $      (.02)   $      (.03)   $      (.21)
                              ===========    ===========    ===========
Weighted Average Number of
 Shares of Common Stock
 Outstanding - Basic and
 Diluted                          661,900      2,015,000      1,662,116
                              ===========    ===========    ===========

See accompanying summary of accounting policies and notes to financial statements.
                                                               Page 2 of 9



                            SCIENTIO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                                                                      Cumulative
                                                                                     Amounts from
                                                     For the Three Months Ended      Dec. 11, 2000
                                                     December 31,    December 31,   (Inception) to
                                                         2002           2001         Dec. 3l, 2002
                                                   ---------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                  $ (12,991)       $ (62,348)      $(353,046)
  Adjustments to Reconcile Net
   Income (Loss) to Net Cash
   Provided by (Used In) Operating Activities:
    Depreciation                                           -0-              397           2,195
    Stock Issued for Services                              -0-              -0-          26,971
    Equity in Loss of Affiliate                            -0-              -0-           5,124
    Change in Assets and Liabilities:
     Decrease (Increase) in Miscellaneous
     Receivable                                            -0-              -0-          (2,000)
    Increase (Decrease) in Accounts Payable
     and Accrued Expenses                                9,056            1,107          15,750
    Increase (Decrease) in Accounts Payable,
     Related Party                                       3,935              -0-          26,700
    Increase (Decrease) in Loan Payable                    -0-            9,482             -0-
                                                     ---------        ---------       ---------
  Net Cash Provided by (Used In)
   Operating Activities                                    -0-          (51,362)       (278,306)
                                                     ---------        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Equipment                                     -0-             (183)         (6,777)
                                                     ---------        ---------       ---------
  Net Cash Provided By (Used In)
  Investing Activities                                     -0-             (183)         (6,777)
                                                     ---------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Common Stock Issuance                       -0-              -0-         326,265
 (Increase) in Deferred Registration Costs                 -0-              -0-         (40,690)
                                                     ---------        ---------       ---------
  Net Cash Provided By (Used In)
   Financing Activities                                    -0-              -0-         285,575
                                                     ---------        ---------       ---------
  Effect of Exchange Rate Changes on Cash                  -0-               46            (492)
                                                     ---------        ---------       ---------
  Net Increase (Decrease) in Cash and
   Cash Equivalents                                        -0-          (51,499)            -0-
  Cash and Cash Equivalents at Beginning of Period         -0-           59,439             -0-
                                                     ---------        ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     -0-        $   7,940       $     -0-
                                                     =========        =========       =========
Supplemental Disclosures of Cash Flow Information:
 Cash Paid During the Period For:
   Interest Expense                                  $     -0-        $     -0-       $     -0-
   Income Tax                                        $     936        $     -0-       $     -0-

Non Cash Investing and Financing Transactions:
  Stock Issued for Services                          $     -0-        $     -0-       $  26,971
  Stock Issued for Software                          $     -0-        $     -0-       $   1,592
  Treasury Stock Received in Exchange
  for Non-Monetary Assets                            $     -0-        $     -0-       $  (1,542)
  Investment Received for Transfer
   of Tangible and Intangible Assets                 $     -0-        $     -0-       $   5,124


See accompanying summary of accounting policies and notes to financial statements.

                            SCIENTIO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (UNAUDITED)

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Currency Translation

         The Company's functional currency was the British pounds sterling in which revenue and expenses were generated. For reporting purposes, the reporting currency is the U.S. Dollar. The translating functional currency statement into the reporting currency was performed in accordance with Statements of Financial Accounting Standards (SFAS) 52 and U.S. Generally Accepted Accounting Principles (GAAP). Since June 3, 2002, the Company's functional currency has changed to U.S. dollar.

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

         Estimates in Financial Statements

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to

                            SCIENTIO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO THE FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (UNAUDITED)
                             (CONTINUED)

         make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 4:  INVESTMENT IN EQUITY SECURITIES (At Equity)

         Investments in Non Marketable Equity Securities consist of the following:

                                            Dec. 31,    Sept. 30,
                                              2002        2002
                                           ---------    ---------
              Investment in 27% of total
               shares in Scientio BVI       $   -0-      $   -0-
                                            -------      -------
                                            $   -0-      $   -0-
                                            =======      =======

         Since Scientio Inc. owns 27% of Scientio BVI, the investment is accounted for under the equity method. There were no intercompany transactions between Scientio Inc. and Scientio BVI. The following unaudited information is provided for Scientio BVI

                            SCIENTIO, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (UNAUDITED)
                             (CONTINUED)

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

                            SCIENTIO, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (UNAUDITED)
                             (CONTINUED)

NOTE 8:  INCOME TAXES

         Income taxes are accrued at the statutory U.S. and state income tax rates.

         Income tax expense is as follows:

                                                           Cumulative
                                            For the        Amount From
                                             Three        Dec. 11, 2000
                                          Months Ended   (inception) to
                                         Dec. 31, 2002    Dec. 31, 2002
                                         -------------   --------------
          Current tax expense (benefit):
           Income tax at statutory rates  $       -0-     $       -0-
          Deferred tax expense (benefit):
           Operating Loss Carryforward         (1,949)       (101,070)
                                          -----------     -----------
                                               (1,949)       (101,070)
          Valuation allowance                   1,949         101,070
                                          -----------     -----------
          Total Tax Expense (Benefit)     $       -0-     $       -0-
                                          ===========     ===========


                                             As of           As of
                                         Dec. 31, 2002   Sept. 30, 2002
                                         -------------   --------------
          Deferred tax assets:
            NOL                           $   101,070     $    99,121
          Valuation allowance                (101,070)        (99,121)
                                          -----------     -----------
          Net deferred tax assets         $       -0-     $       -0-
                                          ===========     ===========


         The Company has net operating loss (NOL) carryforwards for income tax purposes of approximately $353,000. $13,000 is allowed to be offset against future income until the year 2024 when the NOL's will expire. $206,000 and $134,000 will expire in the year 2023 and 2022, respectively.

         The loss has been fully reserved for in the valuation allowance account due to the startup of operations, the large losses, and the uncertainty of the Company to achieve profitability in the future.

NOTE 9:  OPERATIONS AND LIQUIDITY

         The Company has incurred substantial losses in 2001 and 2002. Until such time that the Company's products and services can be successfully marketed, the Company will continue to need to fulfill working capital requirements through the sale of stock and the issuance of debt.

                            SCIENTIO, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO THE FINANCIAL STATEMENTS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (UNAUDITED)
                             (CONTINUED)

         The ability of the Company to continue in existence is dependent on its having sufficient financial resources to bring products and services to market for marketplace acceptance. As a result of its significant losses, negative cash flows from operations, and accumulated deficits for the period ending December 31, 2002, there is doubt about the Company's ability to continue as a going concern.

         Management believes that it will be able to meet its projected expenditures for a period of at least twelve months from December 31, 2002 through borrowings from affiliates. Its principal plan of operations will be to merge or be acquired by a private entity. However any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that sufficient funds will be available in amounts or on terms acceptable to the Company.

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

                            SCIENTIO, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
                 NOTES TO THE FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                             (UNAUDITED)
                             (CONTINUED)


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

                      PART I.  FINANCIAL INFORMATION
                               ---------------------


Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Scientio, Inc. ("The Registrant") was incorporated in the State of Delaware on December 11, 2000. It has been engaged in the development, marketing and support of software components that can be used to analyze data (data mining) flowing from the XML (extensible markup language) protocol between computers over the internet and the intranets. The Registrant has not generated any licensing revenues until the quarter ended June 30, 2002 when its first licensing contract was concluded.

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

     The Registrant has been in the development stage, generating its first revenues $2,700 during the quarter ended June 30, 2002 from the licensing of company software. During the next twelve months, the Registrant does not anticipate the purchase of any significant amount of plant or equipment. There are presently two employees, the Registrant's president/treasurer and secretary, neither of which are currently drawing any salary.

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

     The Registrant acknowledges debt to Andrew Edmonds for salaries, rent and other expenses due through December 31, 2002 of $18,985. As of December 31, 2002, other liabilities consist of $715 due to Modern for expenses of the Registrant paid by Modern. Arthur Seidenfeld, president of the Registrant is also president and director of Modern and Gerald Kaufman is a director of Modern. As of December 31, 2002, there are also liabilities due to Gerald Kaufman of $7000 for legal services provided the Registrant. Greenberg & Company LLC the Registrant's accountant is owed $15,750 as of December 31, 2002. These liabilities will be repaid once the Registrant is merged with a private company.

     As a result, the number of outstanding shares of $.001 par value common stock declined from 2,203,750 to 661,900 shares. Anneke Edmonds ownership position in the Registrant has been reduced from 72.2% to 7.55%. Arthur Seidenfeld, president and director of the Registrant, currently owns 29.5% of the outstanding shares of the Registrant and Modern (a reporting company of which Arthur Seidenfeld is president and a director and Gerald Kaufman is a director) currently owns 17.7% of the outstanding shares of the Registrant.

     The board of directors has concluded that the Registrant would enhance shareholder value by separation of the software business of the Registrant into a private company, Scientio BVI, allowing it to attempt to raise capital from private sources and allowing the Registrant to offer itself as a reporting, trading public company for merger with a private company. To date, the Registrant is actively pursuing such a merger and no assurance can be given that such a merger of the Registrant with a private company will take place at any time in the future.

     During the three months ended December 31, 2002, the Registrant had a net loss of $12,991 as compared with a net loss of $62,348 for the three months ended December 31, 2001. For the three months ended December 31, 2002, the Registrant's expenses consisted of general and administrative expenses of $9,500 and professional fees (legal and accounting expenses) of $2,555. For the three months ended December 31, 2001, general and administrative expenses amounted to $18,089, officer's salary (former president of the Registrant) was $39,750, professional fees amounted to $4,112 and depreciation amounted to $397.

     For the period from inception (December 11, 2000) to December 31, 2002, the Registrant's expenses consisted of general and administrative expenses of $150,446, officer's salary to the Registrant's former president of $169,334, professional fees (primarily legal and accounting expenses) of $28,242, and depreciation of $2,195. $531 of interest income and $2,700 of software licensing revenues was generated for this period.

     As of December 31, 2002, the Registrant had total assets of $2,000 consisting of a receivable due from a former marketing consultant of the Registrant. Total liabilities amounted to $42,450, consisting of accounts payable due to related parties $26,700 ($18,985 to Andrew Edmonds, $7,000 to Gerald Kaufman and $715 to Modern Technology Corp) and $15,750 due to the Registrant's accountants- Greenberg & Company LLC.


     The Registrant is actively seeking candidates for either acquisition or merger. No assurance can be given that such acquisition or merger will occur in the near future.

     From inception to June 1, 2002, the Registrant's former president, Andrew Edmonds was the only officer entitled to compensation, pursuant to the shareholder's agreement of December 8, 2000 (signed by Modern). The shareholder's agreement was terminated on May 20, 2002 with no further salaries beyond amounts due through May 29, 2002 due to Andrew Edmonds. The Registrant had also been paying rent monthly of about $1,700 to Anneke Edmonds, former treasurer and director for use of two rooms (about 300 square feet) in Mrs. Edmond's home under an oral agreement on a month to month basis. Included in the rental were monthly payments for telephone, utilities and use of equipment, computers and software owned by Andrew and Anneke Edmonds. This rent agreement was terminated on May 29, 2002 as part of the shareholders agreement with Anneke Edmonds. There are also expenses related to an ISP contract signed by Andrew Edmonds which ran through September 30, 2002. Included in the accounts payable of $18,985 due to Andrew Edmonds are some rent payments due through May 29, 2002. The Registrant is presently using the offices of Modern for which it does not pay any rent.

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

Item 4.  Controls and Procedures.

     The President, who is also treasurer, chief executive and chief financial officer of the Registrant, has concluded based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

     There was no significant changes in the Company's internal controls or in other factors that could significantly effect these controls subsequent to the date of such evaluation.





















PART II.  OTHER INFORMATION



Item 1.     Legal Proceedings. None.

Item 2.     Changes in Securities.  None.

Item 3.     Defaults upon Senior Securities.  None.

Item 4.     Submission of Matters To A Vote of Security Holders.  None.

Item 5.     Other Materially Important Events.  None.

Item 6.     Exhibits and Reports on Form 8-K.  None for the quarter.



                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 By:  Arthur Seidenfeld
                      President
                      Dated: January,6, 2003



                             CERTIFICATIONS


I, Arthur J. Seidenfeld certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Scientio, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

    b) any fraud whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 6, 2003



                          /s/ Arthur J. Seidenfeld
                          ------------------------
                            Arthur J. Seidenfeld
              President, Treasurer and Chief Executive Officer









                               CERTIFICATIONS



I, Arthur J. Seidenfeld certify that:

1.  I have reviewed the quarterly report on Form 10-Q of Scientio, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

    b) any fraud whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: January 6, 2003




                     /s/ Arthur J. Seidenfeld
                     ------------------------
                       Arthur J. Seidenfeld
          President, Treasurer and Chief Financial Officer