Form 10-Q
period 2003-03-31
MEDICOR LTD
filed 2003-05-21
CIK 1143799

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-64420

MEDICOR LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1871462 (IRS Employer Identification No.)

4560 South Decatur Boulevard, Suite 300, Las Vegas, Nevada (Address of Principal Executive Offices)	89103 (Zip Code)

Registrant's telephone number including area code: 702/932-4560

As of May 12, 2003 there were approximately 17,484,609 shares of common stock outstanding.

MEDICOR LTD.
INDEX

Part I.	Financial Information
Item 1.	Consolidated Financial Statements
Consolidated Balance Sheets—March 31, 2003 (unaudited) and June 30, 2002
Consolidated Statements of Operations—Three Months Ended March 31, 2003 and 2002 (unaudited)
Consolidated Statements of Operations—Nine Months Ended March 31, 2003 and 2002 (unaudited)
Consolidated Statements of Cash Flows—Nine Months Ended March 31, 2003 and 2002 (unaudited)
Notes to Consolidated Financial Statements—March 31, 2003 (unaudited)
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 3.	Controls and Procedures
Part II.	Other Information
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Certifications
List of Exhibits
99.1 CEO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.2 CFO Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

MediCor Ltd.

Consolidated Balance Sheets

	March 31, 2003	June 30, 2002
	(Unaudited)
Assets
Current assets:
Cash	$67,122	$17,249
Receivables, less allowances for doubtful accounts of $3,205,249 at March 31, 2003 and June 30, 2002	685,480	299,826
Notes Receivable	36,331	—
Inventories	122,270	108,636
Prepaid expenses and other current assets	124,749	75,270

Total current assets	1,035,952	500,981
Property, plant and equipment, net	275,704	244,776
Goodwill and other intangibles, net	4,512,724	1,564,026
Deposits	4,837,325	2,733,000

Total assets	$10,661,705	$5,042,783

Liabilities and Stockholders' Equity
Current liabilities:
Convertible debentures	$560,000	$150,000
Notes payable	200,000	—
Note payable to related party	5,131,593	213,834
Accounts payable	2,979,455	2,946,467
Accrued expenses and other current liabilities	1,400,525	1,646,121
Payroll taxes payable	25,881	13,796
Interest payable	177,618	—

Total current liabilities	10,475,072	4,970,218
Long-term accrued liabilities	1,074,361	989,868

Total liabilities	11,549,433	5,960,086
Commitments and contingencies (Note O)
Stockholders' equity (deficit):
Convertible preferred shares, $0.01 par value, 20,000,000 shares authorized, none and 391,786 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	—	3,918
Common shares, $.001 par value, 100,000,000 shares authorized, and 17,484,609 and 14,664,166 shares issued and outstanding at March 31, 2003 and June 30, 2002 respectively.	17,485	14,569
Capital in excess of par value	17,013,150	13,526,402
Accumulated deficit	(17,918,363)	(14,462,192)

Stockholders' equity (deficit)	(887,728)	(917,303)

Total liabilities and stockholders' equity	$10,661,705	$5,042,783

See accompanying summary of accounting policies and notes to financial statements.

MediCor Ltd.

Consolidated Statements of Operations

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$453,623	$428,122
Cost of sales	185,158	157,424

Gross profit	268,465	270,698
Operating expenses:
Selling, general and administrative expenses	1,154,127	1,083,448
Research and development	22,349	22,111

Operating loss	(908,011)	(834,861)
Other income (expense):
Net interest expense	(192,904)	(90,156)

Loss before income taxes	(1,100,915)	(925,017)
Income Taxes	870	—

Net Loss	(1,101,785)	(925,017)
Preferred dividends	24,827	50,735

Net loss attributable to common stockholders	$(1,126,612)	$(975,752)

Earnings per share data:
Weighted average shares, basic and diluted:	15,911,938	11,634,778
Basic and diluted Net loss per share	$(0.07)	$(0.08)

See accompanying summary of accounting policies and notes to financial statements.

MediCor Ltd.

Consolidated Statements of Operations

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

	Nine Months Ended March 31,
	2003	2002
Net sales	$1,285,903	$1,299,605
Cost of sales	530,428	529,159

Gross profit	755,475	770,446
Operating expenses:
Selling, general and administrative expenses	3,351,964	3,843,257
Research and development	67,203	80,230

Operating loss	(2,663,692)	(3,153,041)
Other income expense:
Net interest expense	(288,205)	(235,879)

Loss before income taxes	(2,951,897)	(3,388,920)
Income Taxes	870	—

Net loss	(2,952,767)	(3,388,920)
Preferred dividends	147,852	147,594

Net loss attributable to common stockholders	$(3,100,619)	$(3,536,514)

Earnings per share data:
Weighted average shares, basic and diluted:	15,016,766	11,634,778
Basic and diluted Net loss per share	$(0.21)	$(0.30)

See accompanying summary of accounting policies and notes to financial statements.

MediCor Ltd.

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net loss	$(2,952,767)	$(3,388,920)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	128,989	147,862
Provision for doubtful accounts	—	—
Loss on disposal of property, plant and equipment	—	1,922
Changes in operating assets and liabilities:
Receivables	(385,654)	145,300
Notes receivable	(36,331)	—
Inventories	(13,634)	100,792
Prepaid expenses and other current assets	(49,479)	67,594
Accounts payable	32,988	214,670
Accrued expenses and other current liabilities	(245,596)	626,144
Payroll taxes payable	12,085	(4,129)
Interest payable	177,618	149,669
Long term accrued liabilities	84,493	18,275

Net cash utilized by operating activities	(3,247,288)	(1,920,821)

Cash flows from investing activities:
Purchases of property, plant and equipment	(108,615)	(13,755)
Purchase of patents	(3,000,000)	—
Increase in deposits	(2,104,325)	(300,000)

Net cash utilized for investing activities	(5,212,940)	(313,755)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	410,000	—
Proceeds from issuance of short term debt	5,880,944	2,489,562
Payments on short term debt	(763,185)	(339,842)
Issuance of common stock	3,130,194	—
Issuance of preferred stock	—	193,651
Dividends paid	(147,852)	(147,594)

Net cash provided by financing activities	8,510,101	2,195,777

Net increase (decrease) in cash	49,873	(38,799)
Cash at beginning of period	17,249	42,446

Cash at end of period	$67,122	$3,647

See accompanying summary of accounting policies and notes to financial statements.

Supplemental Disclosure of Non-Cash Activities

        On March 18, 2003, the Company acquired all of the outstanding shares of capital stock of Intellectual Property International Inc., a Delaware corporation ("IPI"), an intellectual property holding company, in consideration of the issuance of an aggregate of 600,000 shares of the Company's common stock to the stockholders of IPI. The Company received patents valued at $3,000,000.

Supplemental Disclosure of Cash Flow Information

        Cash paid during the periods for:

	March 31, 2003	March 31, 2002
Interest	48,750	7,421
Taxes	870	—

See accompanying summary of accounting policies and notes to financial statements.

MEDICOR LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

Note A—Business Activity

        MediCor Ltd., formerly Scientio, Inc., (the "Company") was incorporated in December 2000. The Company acquires, develops, manufactures and markets products for medical specialties in aesthetic plastic and reconstructive surgery and dermatology markets. Products include surgically implantable prostheses for aesthetic plastic and reconstructive surgery and scar management products. The Company's products are sold worldwide to hospitals, surgery centers and physicians through various distributors and direct sales personnel.

Note B—Summary of Significant Accounting Policies

Basis of Presentation

        On February 7, 2003, SC Merger, Ltd., a British Virgin Islands company and wholly owned subsidiary of the Company, merged with and into International Integrated Incorporated, a British Virgin Islands company ("III"), with III as the surviving entity. The February 7, 2003 merger has been accounted for as a reverse acquisition. In accordance with Statement of Financial Accounting Standard No. 141, for accounting purposes III has been treated as the continuing reporting entity that acquired Scientio, Inc. Therefore, the reports filed by the Company after the reverse acquisition parallel the financial reporting required under generally accepted accounting principles as if III were the legal successor to Scientio, Inc.'s reporting obligation as of the date of the merger. This Quarterly Report on Form 10-QSB is filed based on the fiscal year of III, the accounting acquirer. In accordance with Statement of Financial Accounting Standards No. 141, the Company has included in its results of operations for the three- and nine-month periods ended March 31, 2003 the results of Scientio, Inc. from February 7, 2003.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All intercompany accounts and transactions have been eliminated. Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation. The consolidated financial statements have been prepared in United States dollars.

Use of Estimates

        Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and judgments that affect amounts and disclosures reported in the financial statements. Actual results could differ from those estimates.

Revenue Recognition

        The Company generally recognizes revenue from product sales upon surgical implantation for consigned items and upon shipment for all others, provided that no significant post-delivery obligations remain and collection of the resulting receivable is reasonably assured. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. MediCor allows credit for products returned within its policy terms. Such returns are estimated and an allowance for product returns is recorded at the time of sale as necessary.

Product Warranties

        PIP.America provides a warranty replacement program to surgeons for deflations for a period of ten (10) years from the date of implantation. For each deflation, the surgeon receives financial assistance plus a free replacement. Since PIP.America is a distributor of the PIP-France product, a portion of the warranty expense is covered by PIP-France. The Company's accrual for warranty reserve is based on the portion of projected costs not covered by PIP-France.

Shares and Share Amounts

        Effective as of February 7, 2003, the Company merged with International Integrated Incorporated ("III"). All references in the financial statements to the number of shares and per share amounts have been retroactively restated to reflect the increased number of shares of common stock outstanding.

Effects of Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combination" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective as of July 1, 2001 and SFAS No. 142 was effective January 2002 for companies having fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill is not amortized, but is subject to impairment testing. The Company adopted SFAS No. 141 as of July 1, 2002 and SFAS No. 142 effective for the fiscal year beginning July 1, 2002. The Company has evaluated SFAS No. 141 and has determined that it did not have an effect on the Company's March 31, 2003 consolidated financial statements. The absence of goodwill amortization as a result of adopting SFAS No. 142 did not have a material effect on the Company's consolidated results of operations or financial position. There was no indication that goodwill was impaired.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will not have an effect on the Company's March 31, 2003 financial statements.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provisions of Accounting Principles Board Opinion ("APB") No. 30, "Reporting of Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" for the disposal of segments of a business. This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets, including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144 in the first quarter of fiscal 2003 had no impact on the Company's consolidated results of operations or financial position.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The most significant provisions of this statement relate to the rescission of Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changes conditions. Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria as an extraordinary item in prior periods must be reclassified. This statement is effective for financial statements issued on or after May 15, 2002. The Company has completed an evaluation of

SFAS No. 145, and has determined that it will not have an effect on the consolidated financial statements.

        In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect that adopting this statement will have any material effect on the Company's consolidated results of operations or financial position.

        On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Statement 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. Statement No. 148 is effective for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation under the intrinsic value method of Opinion 25 but will adopt the disclosure provisions of Statement No. 148 in the fourth quarter of fiscal 2003. Management does not expect that adoption of this standard will have a material effect on the Company's consolidated results of operations or financial position.

        In April 2003, the Financial Accounting Standards Board issued FAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is calculating the effect that this FAS will have on its financial statements.

Note C—Interim Reporting

        The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended March 31, 2003 and March 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results for the full fiscal year.

Note D—Cash & Cash Equivalents

        All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note E—Inventories

        Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

        Inventories at March 31, 2003 and June 30, 2002 consisted of:

	March 31, 2003	June 30, 2002
Raw Materials	$110,840	$93,413
Finished Goods	11,430	15,233

Total	$122,270	$108,636

Note F—Property and Equipment

        Property and equipment is stated at cost. Depreciation is based on the useful lives of the properties and computed using the straight-line method. Buildings are depreciated over 30 years, furniture and equipment over 3 to 10 years and leasehold improvements over the shorter of their estimated remaining lives or lease term. Significant improvements and betterments are capitalized, while maintenance and repairs are charged to operations as incurred.

        Property and equipment at March 31, 2003 and June 30, 2002 consisted of:

	March 31, 2003	June 30, 2002
Furniture, fixtures and equipment	$408,520	$340,800
Computer equipment	128,964	88,072
Tools and dies	7,896	7,896

Subtotal	545,380	436,768
Accumulated depreciation	(269,676)	(191,992)

Total	$275,704	$244,776

Note G—Goodwill and Other Intangibles

        Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable assets (including other intangible assets) and liabilities assumed in the acquisition of HPL Biomedical. The Company has adopted SFAS No. 142 and no longer amortizes goodwill. Other intangible assets are recorded at fair value and amortized over periods ranging from 3 to 17 years.

        Goodwill and other intangibles net increased to $4,512,724 at March 31, 2003, compared to $1,564,026 at June 30, 2002. The increase was due to the purchase of $3,000,000 of Patents relating to the March 18, 2003 acquisition of all of the outstanding shares of capital stock of Intellectual Property International Inc., an intellectual property holding company, as described in Note M, and amortization of other intangibles of $51,302.

Note H—Convertible Debentures

        Convertible Debentures increased from $150,000 at June 30, 2002 to $560,000 at March 31, 2003. The increase was due to issuance of $410,000 of Convertible Debentures paying 10-15% interest. Interest is prepaid and amortized over the life of the Convertible Debenture. The Convertible Debentures are convertible within one year at the holder's discretion to shares of MediCor stock at a price of $5.00. These convertible debentures mature between June 2003 and December 2003.

Note I—Related Party Transactions

        International Integrated Industries, LLC ("LLC") is a company in which the Company's Chairman has a controlling interest. Neither the Company nor any of its subsidiaries has any direct ownership in LLC. LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company's Balance Sheets of $213,834 at June 30, 2002 and $5,131,593 at March 31, 2003. The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%). During the year ended June 30, 2002, LLC advanced $4,744,984 to the Company, of which $4,000,000 was converted to an equivalent of 2,485,360 shares of common stock and $1,118,232 was repaid. During the nine-month period ended March 31, 2003, LLC advanced $5,680,944 to the Company, of which none was converted to common stock and $763,185 was repaid. Interest expense relating to this note payable was $231,821 for the year ended June 30, 2002 and $177,618 for the nine-months ended March 31, 2003. The unpaid liability for these expenses for the respective periods are included in the Company's note payable to affiliates, which is contained in the financial statements presented herein. The Company had a commitment from LLC to fund operating shortfalls as necessary for each period presented.

Note J—Federal Income Taxes

        The benefit for income taxes reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	Nine-Months Ended March 31, 2003	Year Ended June 30, 2002
Current	$1,004,000	$1,089,784
Deferred	4,436,888	3,347,104

Total Benefit	5,440,878	4,436,888
Less allowance for realization of deferred tax asset	(5,440,878)	(4,436,888)

Benefit, net	$0	$0

        As of March 31, 2003 and June 30, 2002, the Company recorded allowances of $5,440,878 and $4,436,888 respectively, against certain future tax benefits, the realization of which is currently uncertain. Subsequent to the end of the periods noted, no deferred tax benefits were recorded as assets for taxable losses of the Company. The deferred differences related to certain accounts receivable and depreciation/amortization not currently deductible as expenses under IRS provisions. Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.

        Primary components of the deferred tax asset at the periods noted were approximately as follows:

	Nine-Months Ended March 31, 2003	Year Ended June 30, 2002
Computed expected income tax asset/(liability) at 34%	$1,004,000	$1,450,651
Adjustments:
Net operating loss	2,918,064	1,467,413
Allowance for bad debt	1,089,784	1,089,784
Warranty reserve	373,774	373,774
Depreciation and amortization	55,256	55,256

Income tax benefit	5,440,878	4,436,888
Less allowance for realization of deferred tax asset	(5,440,878)	(4,436,888)

Deferred tax asset, net	$0	$0

Note K—Loss per Share

        A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Weighted average outstanding shares: basic	15,911,938	11,634,778	15,016,766	11,634,778
Common equivalent shares	—	—	—	—

Weighted average outstanding shares: diluted	15,911,938	11,634,778	15,016,766	11,634,778

        Certain common equivalent shares have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note L—Stock Options

        The Company has a Stock Option Plan for executive management and designated key managers and consultants. Up to 1,000,000 options to purchase shares were reserved for issuance pursuant to the Company's Stock Compensation Plan and up to 3,000,000 options to purchase shares were reserved for issuance pursuant to employment agreements. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Nine-Months Ended March 31, 2003	Year Ended June 30, 2002
Net loss, as reported	$(3,100,619)	$(8,217,559)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(423,511)	(16,649)

Pro forma net loss	$(3,524,130)	$(8,234,208)

Loss per share:
Basic and diluted	$(0.21)	$(0.71)

Basic and diluted—pro forma	$(0.24)	$(0.71)

Note M—Acquisitions

        On February 7, 2003, the Company acquired through a merger with a wholly-owned subsidiary International Integrated Incorporated, a British Virgin Islands company ("III"). In the merger, all of the outstanding shares of capital stock of III were converted into an aggregate of 15,079,439 shares of common stock of the Company based on a conversion ratio of 1.24268 shares of Company common stock for each outstanding share of III capital stock.

        On March 18, 2003, the Company acquired all of the outstanding shares of capital stock of Intellectual Property International Inc., a Delaware corporation ("IPI"), an intellectual property holding company, in consideration of the issuance of an aggregate of 600,000 shares of the Company's common stock to the stockholders of IPI. As a result of the acquisition the Company acquired $3,000,000 of patents.

Note N—Business Segment Information

        The Company operates as a single business in multiple geographic locations within the United States and internationally in the medical device technology segment of the medical/health care market, and as such does not have multiple segments to report. Revenues from customers attributable to any individual foreign country were not material.

Note O—Commitments and Contingencies

        The Company has received a written commitment from International Integrated Industries, LLC, an affiliate of the Company's chairman, to provide sufficient cash to fund any operating loss through June 30, 2004. The same entity has provided to the Company an aggregate of over $21 million in funding from the Company's inception through March 31, 2003. The future funding may take the form of debt or equity or a combination thereof.

        Pursuant to an Asset Purchase Agreement signed April 25, 2002, the Company agreed to acquire substantially all of the assets of a privately-held United States medical products distributor. The maximum purchase price under the agreement is $10,000,000, subject to downward adjustment based on the time elapsed before closing. The closing is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed, which the Company anticipates will occur during 2003. The Company is making weekly deposits of $50,000 against the adjusted purchase price. The Company is vigorously pursuing obtaining the necessary equity or debt financing prior to closing. As of March 31, 2003, deposits paid totaled $2,937,625.

        On October 1999 and June 2000, respectively, separate but related complaints were filed by Saul Kwartin, Steven M. Kwartin and various other unnamed plaintiffs against III Acquisition Corporation, a

Delaware corporation d/b/a PIP.America ("PIP.America"), a subsidiary of the Company, as co-defendant with PIP/USA, Inc. and Poly Implant Protheses S.A. ("PIP-France"), each unrelated to the Company, in the Circuit Court of Miami-Dade County, Florida. In each case, the plaintiffs, who purport to be shareholders of PIP/USA, Inc. and seek to impose liability against PIP.American and its co-defendants for unspecified monetary damages arising out of alleged tortuous and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and PIP-France. While it is not possible to predict the outcome of the matter, management of the Company believes that costs associated with such matters will not have a material adverse impact on the Company's business, results of operations or financial position.

        PIP.America is a defendant in certain other lawsuits in the normal course of its business, including product warranty claims assessed against PIP.America. The Company notes that (i) litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict. Claims against PIP.American have been and are being reviewed with counsel in the ordinary course of business. The Company presently believes that it has meritorious defenses in all lawsuits in which it or any of its subsidiaries is a defendant. While it is not possible to predict the outcome of such matters, management of the Company presently believes that the costs associated with such matters will not have a material adverse impact on the Company's business, results of operations or financial position.

        The Company leases office and warehouse facilities and office equipment under various terms. Lease expenses amounted to $427,444.79 for the nine-months ended March 31, 2003 and $428,993.70 for the nine-months ended March 31, 2002. Future minimum lease payments are approximated as follows:

Year ended March 31,	Amount
2004	$207,706
2005	225,529
2006	233,454
2007	241,628
2008	250,170

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        This Quarterly Report on Form 10-QSB, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of acquisition plans; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing. Factors that may cause such differences include, but are not limited to: increased competition; changes in product demand; changes in market acceptance; new product development; United States Food and Drug Administration ("FDA") approval or rescission of approval; delay or rejection of new or existing products; changes in agreements with governmental agencies; changes in government regulation; supply of raw materials; changes in reimbursement practices; adverse results of litigation; the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in the Company's reports and other documents filed with the Securities and Exchange Commission, including those contained in "Factors that May Affect Future Results" set forth below in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        Management's Discussion and Analysis of Financial Condition and Results of Operations addresses MediCor Ltd.'s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management has identified the critical accounting policies as those that involve the most complex or subjective decisions, estimates or assessments. On an ongoing basis, management evaluates its estimates, assessments and judgments. Management evaluates estimates and judgments based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management has identified the critical accounting policies to be those related to revenue recognition, accounts receivable, inventories, warranties and related reserves, and goodwill and intangible asset impairment.

RESULTS OF OPERATIONS

Sales

        Sales for the three months ended March 31, 2003 increased to $453,623 from $428,122 for the same period in 2002. The increase in sales was in both domestic and international markets.

        For the nine months ended March 31, 2003 sales decreased from $1,299,605 to $1,285,903. The slight decrease was due to discontinuation of sales by PIP.America offset by sales increases experienced in the third quarter of fiscal 2003.

Cost of Sales

        Cost of sales as a percentage of net sales for the three and nine-month periods ended March 31, 2003 were approximately 41% for each compared to approximately 37% and approximately 41% for the same periods a year ago. Consistent cost of sales figures were due to a consistent product mix and stable supplier costs. The Company expects that cost of sales will remain constant on a percentage basis.

Selling, General and Administrative

        Selling, general and administrative expenses were $1,154,127 for the quarter ended March 31, 2003, compared to $1,083,488 for the same period a year ago. For the nine months ended March 31, 2003, selling, general and administrative expenses were $3,351,964 compared to $3,843,257 for the nine months ended March 31, 2002. Overall spending on selling, general and administrative expenses has been consistent from the prior year ending March 31, 2003 and are primarily attributable to continued start-up expenses in preparation for FDA approval of one or more products sought to be sold by the Company. As the Company's business increases, it is anticipated that selling, general and administrative expenses will increase in absolute dollars, but decrease as a percentage of sales.

Research and Development

        Research and development expenses remained constant over the periods presented. The Company expects that research and development expenses will increase materially as the Company's business matures.

Interest Expense

        Interest expense increased to $288,205 for nine-months ended March 31, 2003, compared to $235,878 in the same period in the prior year. Interest expense consists primarily of the interest portion of discounting product warranty reserves and interest related to borrowings. The change in interest expense was primarily due to an increase in the average principal note payable to related party balances and an increase in convertible debentures.

Net Loss

        Net loss for the three-month period ended March 31, 2003 increased to $1,126,612 from $975,752 in the comparable period in the prior year. Net loss decreased from $3,536,514 reported in the previous nine months to $3,100,619 for the nine-months ended March 31, 2003. Basic and diluted loss per share was $0.07 for the current three month period compared to $0.08 for the comparable period last year. Net losses are primarily attributable to the substantial costs associated with facilitating FDA pre-market approvals for one or more products sought to be sold by the Company and limited sales of the Company's current products.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's ability to make payments to refinance its debt and to fund planned capital expenditures and operations will depend on its ability to generate sufficient cash in the future. Because the Company has only limited product sales and will not be in a position to materially increase sales until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by the Company, the Company has historically raised funds to support its operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from its affiliates. The Company's existing cash, cash equivalent and cash generated from operations will be insufficient to meet its anticipated cash needs for the next twelve months. In order to satisfy its liquidity requirements, the Company will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy the Company's liquidity requirements, the Company expects that it will be able to obtain any necessary additional funds through the incurrence of additional indebtedness to its affiliates. The Company has received a written commitment from International Integrated Industries, LLC, an affiliate of the Company's chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through June 30, 2004. The same entity has provided to the Company over $21 million in funding from the Company's formation through March 31, 2003. The future funding may take the form of debt or equity or a combination thereof.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Certain statements contained in this Quarterly Report on Form 10-QSB, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "possible," "project," "should," or "will," or similar words or expressions, are intended to identify forward looking statements. This forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

        If we are unable to avoid significant product liability claims or product recalls, we may be forced to pay substantial damage awards and other expenses that could exceed our reserves and insurance coverage.

        We have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure. Other breast implant manufacturers that suffered such claims in the past have been forced to cease operations or even to declare bankruptcy. We may also face a substantial risk of product liability claims from other products we may choose to sell. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons.

        We do not presently have liability insurance to protect us from the costs of claims for damages due to the use or recall of our products. We may in the future seek such insurance, which will be limited in certain circumstances and limited in amount. Recent premium increases and coverage limitations may make this insurance uneconomic. However, even if we obtain such insurance, one or more product liability claims or recall orders could exceed any coverage we may get. If we continue to have no coverage or our insurance does not provide sufficient coverage, product liability claims or recalls could result in material losses in excess of our reserves.

        If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

        Physicians and potential patients may have a number of concerns about the safety of our products, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact.

        Our quarterly operating results are subject to substantial fluctuations and any failure to meet financial expectations for any fiscal quarter may disappoint securities analysts and investors and could cause our stock price to decline.

        Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

  •
  changes in demand for our products;

  •
  our ability to meet the demand for our products;

  •
  existing and increased competition;

  •
  our ability to compete against significantly larger and better funded competitors;

  •
  the number, timing, pricing and significance of new products and product introductions and enhancements by us and our competitors;

  •
  our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

  •
  changes in pricing policies by us and our competitors;

  •
  the timing of significant orders and shipments;

  •
  regulatory approvals or other regulatory action affecting new or existing products;

  •
  litigation with respect to product liability claims or product recalls and any insurance covering such claims or recalls; and

  •
  general economic factors.

        As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon these comparisons as indications of future performance. These factors may cause our operating results to be below market analysts' expectations in some future quarters, which could cause the market price of our stock to decline.

        If changes in the economy and consumer spending reduce consumer demand for our products, our sales and profitability will suffer.

        Breast augmentation and reconstruction and other aesthetics procedures are elective procedures. Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery. This shift could have an adverse effect on our future sales and profitability.

        If we are unable to develop and market new products and technologies, we may experience a decrease in demand for our products or our products could become obsolete.

        The medical device industry is highly competitive and is subject to significant and rapid technological change. We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, will be crucial to our success. We are continually engaged in product development and improvement programs to establish and improve our competitive position. We cannot, however, guarantee that we will be successful in enhancing existing products or developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.

        Our products may not gain market acceptance among physicians, patients and the medical community generally.

        The degree of market acceptance of any medical device or other product that we develop will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities. The relative size of our company may also affect market acceptance of our products. Physicians will not recommend our products until clinical data or other factors demonstrate their safety and efficacy compared to other competing products. Even if the clinical safety and efficacy of using our products is established, physicians may elect not to recommend using them for any number of other reasons, including whether our products best meet the particular needs of the individual patient and their overall evaluation of our company.

        If clinical trials for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines.

        Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. Conducting clinical trials is a lengthy, time-consuming and expensive process.

        Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

  •
  lack of efficacy during the clinical trials;

  •
  unforeseen safety issues;

  •
  slower than expected patient recruitment; and

  •
  government or regulatory delays.

        The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials and changes in regulatory policy during the period of product development. Any delays in, or termination of, our clinical trials will materially and adversely affect our development and commercialization timelines, which would cause our stock price to decline.

        If our consultants or collaborative partners do not perform, we will be unable to develop products as anticipated.

        We may in the future enter into consulting collaborative arrangements with third parties to develop products. These arrangements may not produce successful products. If we fail to establish these arrangements, the number of products from which we could receive future revenues will be limited.

        Our dependence on consulting or collaborative arrangements with third parties subjects us to a number of risks. These arrangements may not be on terms favorable to us. Agreements with consultants or collaborative partners typically allow the third parties significant discretion in electing whether or not to pursue any of the planned activities. We cannot absolutely control the amount and timing of resources our consultants or collaborative partners may devote to our products, and these third parties may choose to pursue alternative products. These third parties also may not perform their obligations as expected. Business combinations, significant changes in their business strategy, or their access to financial resources may adversely affect a consultant's or partner's willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our consultants or partners, which could lead to delays or termination of the arrangements and time-consuming and expensive litigation or arbitration.

        Our failure to attract and retain key managerial, technical, selling and marketing personnel could adversely affect our business.

        Our success will depend upon our ability to attract and retain key managerial, financial, technical, selling and marketing personnel. The lack of key personnel might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key man life insurance on any of our employees, and none of our employees is under any obligation to continue providing services to the Company. We are currently in the process of building our management and technical staffs. We believe that our success will depend to a significant extent on the ability of our key personnel, including the new management and technical staffs, to operate effectively, both individually and as a group. Competition for highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining such personnel.

        If our intellectual property rights do not adequately protect our products or technologies, others could compete against us more directly, which would hurt our profitability.

        Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses. Patent protection generally involves complex legal and factual questions and, therefore, enforceability of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, our pending and future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

        In addition to patents and trademarks, we rely on trade secrets and proprietary know-how. We seek protection of these rights, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect our proprietary rights could seriously impair our competitive position.

        If third parties claim we are infringing their intellectual property rights, we could suffer significant litigation or licensing expenses or be prevented from marketing our products.

        Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization.

        We depend on a limited number of suppliers for certain raw materials and the loss of any supplier could adversely affect our ability to manufacture many of our products.

        We currently rely on a single supplier for silicone raw materials used in many of our products. Although we have an agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements, we cannot guarantee that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner. We will also depend on a sole or limited number of third-party manufacturers for silicone breast implants to be distributed by us.

        Our international business exposes us to a number of risks.

        A significant part of our current sales are and a significant part of our projected future sales will be derived from international operations. In addition, we anticipate having material international operations, including, potentially, manufacturing operations. Accordingly, we will be exposed to risks associated with international operations, including risks associated with re-valuation of the local currencies of countries where we sell our products or conduct business, which may result in our products becoming more expensive in local currency terms, thus reducing demand or in increased costs to us. Our operations and financial results also may be significantly affected by other international factors, including:

  •
  foreign government regulation of medical devices;

  •
  product liability claims;

  •
  new export license requirements;

  •
  political or economic instability in our target markets;

  •
  trade restrictions;

  •
  changes in tax laws and tariffs;

  •
  inadequate protection of intellectual property rights in some countries;

  •
  managing foreign distributors, manufacturers and staffing; and

  •
  managing foreign branch offices.

        If these risks actually materialize, our sales to international customers, as well as those domestic customers that use products manufactured abroad, may decrease.

        We are subject to substantial government regulation, which could materially adversely affect our business.

        The production and marketing of our products and intended products and research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the U.S. and abroad. Most of the medical devices we intend to sell or develop must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process before they can be marketed. This process makes it longer, harder and more costly to bring the products to market, and some of these products may not be approved, or, once approved, they may be recalled. The pre-marketing approval process can be particularly expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we or our collaborative partners do not comply with applicable regulatory requirements, such violations could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

        Delays in or rejection of FDA or other government entity approval of new products may also adversely affect our business. Such delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad. In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. Internationally, there is a risk that we or our collaborative partners may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we or our collaborative partners may not receive FDA approval to market our current products for broader or different applications or to market updated products that represent extensions of our basic technology. In addition, we or our collaborative partners may not receive FDA export approval to export products in the future, and countries to which products are to be exported may not approve them for import.

        Medical device manufacturing facilities also are subject to continual governmental review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly. A governmental authority may challenge our or our collaborative partners' (including suppliers') compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

        From time to time, legislative or regulatory proposals are introduced that could alter the review and approval process relating to medical devices. It is possible that the FDA or other governmental authorities will issue additional regulations further restricting the sale of present or proposed products. Any change in legislation or regulations that govern the review and approval process relating to our current and future products could make it more difficult and costly to obtain approval for new products, or to produce, market, and distribute existing products.

        Healthcare reform legislation could materially adversely affect our business.

        If any national healthcare reform or other legislation or regulations is passed that imposes limits on the number or type of medical procedures that may be performed or that has the effect of restricting a physician's ability to select specific products for use in patient procedures, such changes could adversely affect on the demand for our products. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state legislative and regulatory proposals to implement greater governmental control over the healthcare industry. These proposals create uncertainty as to the future of our industry and may have an adverse effect on our ability to raise capital or to form collaborations. In a number of foreign markets, the pricing and profitability of healthcare products are subject to governmental influence or control. In addition, legislation or regulations that impose restrictions on the price that may be charged for healthcare products or medical devices may adversely affect our sales and profitability.

        If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

        We intend to attempt to acquire businesses, technologies or products that we believe are a strategic fit with our business. If we undertake any transaction of this sort, the process of integrating a business, technology or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangibles, and the incurrence of large, immediate write-offs.

        Future sales of our common stock may depress our stock price.

        The market price of our common stock could decline as a result of sales of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of May 1, 2003, there were 17,484,609 shares of our common stock outstanding, with another 3,162,626 shares of common stock issuable upon exercise of options granted under our stock option plans.

Item 3. Controls and Procedures

        (a)    Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

        (b)    There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls to the date of the evaluation referenced in paragraph (a) above.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On October 1999 and June 2000, respectively, separate but related complaints were filed by Saul Kwartin, Steven M. Kwartin and various other unnamed plaintiffs against III Acquisition Corporation, a Delaware corporation d/b/a PIP.America ("PIP.America"), a subsidiary of the Company, as co-defendant with PIP/USA, Inc. and Poly Implant Protheses S.A. ("PIP-France"), each unrelated to the Company, in the Circuit Court of Miami-Dade County, Florida. In each case, the plaintiffs, who purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf, seek to rescind various transactions between PIP.America and PIP/USA, Inc. and seek to impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortuous and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and PIP-France. While it is not possible to predict the outcome of the matter, management of the Company believes that costs associated with such matters will not have a material adverse impact on the Company's business, results of operations or financial position.

PIP.America is a defendant in certain other lawsuits in the normal course of its business, including product warranty claims asserted against PIP.America. The Company notes that (i) litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and (ii) the results of complex legal proceedings can be very difficult to predict. Claims against PIP.America have been and are being reviewed with counsel in the ordinary course of business. The Company presently believes that it has meritorious defenses in all lawsuits in which it or any of its subsidiaries is a defendant. While it is not possible to predict the outcome of such matters, management of the Company presently believes that the costs associated with such matters will not have a material adverse impact on the Company's business, results of operations or financial position.
Item 2.	Changes in Securities

On February 7, 2003, SC Merger, Ltd., a British Virgin Islands company and wholly owned subsidiary of the Company merged with and into International Integrated Incorporated, a British Virgin Islands company ("III"), with III as the surviving entity. In the merger, all of the outstanding shares of capital stock of III were converted into an aggregate of 15,079,439 shares of common stock of the Company, based on a conversion ratio of 1.24268 shares of Company common stock for each outstanding share of III capital stock. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. Each of the holders of III receiving shares of Company stock in the merger was an "accredited investor" as defined under Rule 501 of Regulation D. No underwriters were engaged in connection with the transaction.

On March 18, 2003, the Company acquired all of the outstanding shares of capital stock of Intellectual Property International Inc., a Delaware corporation ("IPI"), an intellectual property holding company, in consideration for the issuance of an aggregate of 600,000 shares of common stock to the stockholders of IPI. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. Each holder of IPI stock receiving shares of Company stock was an "accredited investor" as defined under Rule 501 of Regulation D. No underwriters were engaged in connection with the transaction.
Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None.
Item 5.	Other Information
None.
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-QSB:
	Exhibit No.	Description
10.1
Agreement of Merger, dated as of February 7, 2003, by and among Scientio, Inc., International Integrated Incorporated, SC Merger, Ltd., certain members of International Integrated Incorporated and certain stockholders of Scientio, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated February 7, 2003).
	10.2*	Securities Purchase Agreement, dated as of March 18, 2003, by and among MediCor Ltd., Graeco2, Limited and AAB Corporation.
	99.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
	99.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

* Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission.
(b) Reports on Form 8-K
	Report Date	Items Reported On
February 7, 2003
Items 1, 2, 4, 5 and 7 in connection with the Company's acquisition by merger of International Integrated Incorporated, a British Virgin Islands company ("III"), pursuant to an agreement of merger dated February 7, 2003, and the Company's amendment of its Certificate of Incorporation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDICOR LTD.
(Registrant)

Date:	May 15, 2003	By:	/s/ JIM J. MCGHAN Jim J. McGhan Chief Operating Officer
Date:	May 15, 2003	By:	/s/ DAWN SMITH Dawn Smith Vice President, Accounting, Controller

§ 302 CERTIFICATION

I, Jim J. McGhan, the principal executive officer of MediCor Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of MediCor Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ JIM J. MCGHAN Jim J. McGhan Chief Operating Officer

§ 302 CERTIFICATION

I, Dawn Smith, the principal financial officer of MediCor Ltd., certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of MediCor Ltd.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ DAWN SMITH Dawn Smith Vice President, Accounting, Controller

EXHIBIT INDEX

Exhibit No.	Description
10.1
Agreement of Merger, dated as of February 7, 2003, by and among Scientio, Inc., International Integrated Incorporated, SC Merger, Ltd., certain members of International Integrated Incorporated and certain stockholders of Scientio, Inc. (incorporated by reference to the Company's Current Report on Form 8-K dated February 7, 2003).
10.2*	Securities Purchase Agreement, dated as of March 18, 2003, by and among MediCor Ltd., Graeco2, Limited and AAB Corporation.
99.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002
99.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

*
Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission.

QuickLinks

MEDICOR LTD. INDEX
  PART I—FINANCIAL INFORMATION
MediCor Ltd. Consolidated Balance Sheets
MediCor Ltd. Consolidated Statements of Operations Three Months Ended March 31, 2003 and 2002 (Unaudited)
MediCor Ltd. Consolidated Statements of Operations Nine Months Ended March 31, 2003 and 2002 (Unaudited)
MediCor Ltd. Consolidated Statements of Cash Flows Nine Months Ended March 31, 2003 and 2002 (Unaudited)
MEDICOR LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003 (Unaudited)
  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 3. Controls and Procedures
  PART II—OTHER INFORMATION
SIGNATURES
§ 302 CERTIFICATION
§ 302 CERTIFICATION
EXHIBIT INDEX