Form 10KSB
period 2003-06-30
MEDICOR LTD
filed 2003-10-14
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-64420

MEDICOR LTD.
(Name of Small Business Issuer in Its Charter)

Delaware	14-1871462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4560 S. Decatur Blvd. Las Vegas, Nevada	89103
(Address of Principal Executive Offices)	(Zip Code)

(702) 932-4560
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for the most recent fiscal year: $1,676,905.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2003 was $19,285,182, based on the average bid and asked prices on the OTC Bulletin Board on that date.

On September 30, 2003, there were 17,548,192 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes ☐    No ☒

MEDICOR LTD.

Annual Report on Form 10-KSB
For the Fiscal Year Ended June 30, 2003

TABLE OF CONTENTS

This report contains trademarks and trade names that are the property of MediCor Ltd. and its subsidiaries, and of other companies, as indicated.

In this document, the words “we,” “our,” “ours,” “us” and “MediCor” refer only to MediCor Ltd. and its subsidiaries, not any other person or entity.

PART I

This report on Form 10-KSB (including the section regarding Management’s Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report on Form 10-KSB.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risks and Uncertainties” below, as well as those discussed elsewhere in this report on Form 10-KSB.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-KSB.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

We file reports with the Securities and Exchange Commission.  We electronically file our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports with the SEC.  You can read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1.  BUSINESS

MediCor acquires, develops, manufactures and markets products for medical specialties in aesthetic, plastic and reconstructive surgery and dermatology markets.  Products include surgically implantable prostheses for aesthetic, plastic and reconstructive surgery and scar management products.  Our products are sold worldwide to hospitals, surgery centers and physicians through various distributors and direct sales personnel.

MediCor was incorporated in Delaware in December 2000 under the name Scientio, Inc.  On February 7, 2003, a wholly owned subsidiary of MediCor merged with and into International Integrated Incorporated, with International Integrated as the surviving entity and a wholly owned subsidiary of MediCor.  International Integrated was incorporated in the British Virgin Islands in 1999.

Products

Medicor has two main product lines –

•         surgically implantable prostheses for aesthetic plastic and reconstructive surgery and

•         scar management products.

Aesthetic Plastic and Reconstructive Surgery

Prior to May 2000, through our III Acquisition Corp. subsidiary, which does business under the tradename PIP.America, we distributed in the United States saline filled breast implants manufactured by Poly Implants Prostheses, S.A. on both a direct and a consigned inventory basis.  As of May 2000, the United States Food and Drug Administration (FDA) notified PIP.America that further distribution of the implants would be suspended until the FDA reviewed and approved the clinical study being conducted by Poly Implants Prostheses.  Pursuant to a voluntary withdrawal from the market, sales of PIP.America products ceased in November of 2002 pending final Pre-Market Approval (PMA) clearance.  Poly Implants Prostheses is currently conducting its clinical study and is in a monitoring phase.  We currently anticipate that this phase will be completed by the end of fiscal 2004 and that the FDA will approve commercialization in the United States of the products in the second quarter of fiscal 2005.  We are not, however, participating in the conduct of the clinical study and are dependent on Poly Implants Prostheses obtaining the approval before we can recommence distribution of the products.

In April 2002, we agreed to acquire substantially all of the assets of another privately-held United States medical products distributor.  The closing is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed, which we anticipate will occur before the end of the second quarter of fiscal 2004.  We intend to commence marketing and sales of the products as soon after approval as practicable.

Scar Management Products

Our subsidiary, HPL Biomedical (which does business under the trade name Biodermis) manufactures and sells products in the specialty field of scar management and post-operative care products.  In the United States, Biodermis distributes its products to dermatologists, dermatological surgeons, aesthetic plastic and reconstructive surgeons and Obstetric/Gynecologists through a combination of a direct sales force and a distributor.  Internationally, Biodermis distributes to the same fields of medicine through approximately 70 distributors in about 50 countries, including Canada and Mexico.

Biodermis’ core product line consists of products indicated for use in the prevention and management of excessive or abnormal masses of visible scar tissue known as keloid and hypertrophic scars.  In the United States, the products are distributed under the names EpiDermTM silicone gel sheeting and XeragelTM silicone ointment.  Internationally, the same products are also marketed under the names TopiGelTM and DermaSofTM.

Biodermis’ secondary product lines consist mainly of two products, EPIfoamTM and HydroGOLDTM.  EPIfoam is a silicone backed, polyurethane foam utilized post-lipectomy to assist in recovery and enhance the overall aesthetic appearance following liposuction.  HydroGOLD is a hydrogel-based product for use in reducing the pain, discomfort and burning sensation frequently associated with procedures of the skin typically aimed at reducing fine lines and wrinkles and to eliminate or reduce the signs of aging, such as laser resurfacing, chemical peels and micro-dermabrasion.

Additionally, a portion of Biodermis’ revenue is derived from original equipment manufacturing of scar management and post-operative care products for other medical device companies who then sell the products under their own brand names.  To assure quality control and proper regulatory compliance, Biodermis retains all responsibilities related to United States Food and Drug Administration and European CE mark certification and regulatory compliance related to manufacturing activities.  Some of these companies are allowed to compete for sales in similar markets and for similar customers against Biodermis’ distributors and direct sales staff.

Business Strategy

MediCor’s strategy is to be the leading integrator of selected international medical device markets, technologies and corporations.  To achieve this strategy, we intend to build upon and expand our business lines, primarily in the aesthetic plastic and reconstructive surgery and dermatology markets.  We intend to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights or distribution rights, in existing markets and other markets management believes are compatible with our primary emphasis on the aesthetic plastic and reconstructive surgery and dermatology markets.  On March 18, 2003, MediCor acquired certain intellectual property relating to tissue filler materials and processes through the acquisition of a privately held company, Intellectual Property International.

Sales and Marketing

We sell our products directly and through independent distributors in approximately 50 countries worldwide.  We reinforce our sales and marketing program with telemarketing, which is designed to increase sales through follow-up on leads and the distribution of product information to potential customers.  We supplement our marketing efforts with appearances at trade shows, advertisements in trade journals and sales brochures.

Breast Aesthetics

Currently, we are awaiting the required FDA clearance to sell saline breast implants in the United States.  These products are typically sold on both a direct and a consigned inventory basis.

Scar Management Products

In the United States, Biodermis distributes its products to dermatologists, dermatological surgeons, aesthetic, plastic and reconstructive surgeons and Obstetric/Gynecologists through a combination of a direct sales force and a distributor.  Internationally, Biodermis distributes to the same fields of medicine through approximately 70 distributors in about 50 countries, including Canada and Mexico.

Competition

Breast Aesthetics

We have competed and will compete in the U.S. breast implant market with Inamed Corporation and Mentor Corporation. We are aware of other companies conducting clinical studies of breast implant products in the U.S.  Internationally, we will compete with several manufacturers, including Inamed Corporation, Mentor Corporation, Silimed, S.A., Laboratories Eurosilicone, S.A., Poly Implants Prostheses, S.A., Nagor Limited, Laboratories Sebbin, and LPI.

We believe that the principal factors that will allow our products to compete effectively are high-quality product consistency, product design, management’s knowledge of and sensitivity to market demands, plastic surgeons’ familiarity with our management and products, and our ability to identify and develop or license patented products embodying new technologies.

Scar Management Products

Currently, we estimate there are approximately 15 companies in the United States and international markets competing for market share among dermatologists and plastic and reconstructive surgeons for products that are competitive with those of Biodermis.  EpiDerm, also sold as DermaSof and TopiGel, and Xeragel comprise Biodermis’ principal product line and compete against such companies as “Cica Care,” by Smith and Nephew, “ReJuveness,” by ReJuveness Inc., “Kelo-Cote” by Advanced Bio-Technologies, Inc., “New Beginnings,” by PMT Corporation, and others.

EPIfoam post-operative compression foam has no direct product-type competition.  However, it competes to some extent with a product known as “Reston” foam, manufactured by 3M, as a piping and insulation product, which is occasionally used off-label by a small number of surgeons.  HydroGOLD hydrogel sheeting competes against such companies products as “2nd Skin,” by Spenco Corp. and “HydraSkin” by HydraSkin Corp.

Research and Development

We use employee and independent consultant scientists, engineers, and technicians to work on material technology and product design as part of our research and development efforts.  Our research and development expense is currently primarily directed toward supporting the clinical trials of our products or products which we seek to distribute for third parties.  In addition, we direct research and development toward development or acquisition of new and improved products based on scientific advances in technology and medical knowledge, together with input from the surgical profession.  We have incurred expenses of $190,625 and $294,723 for the years ended, June 30, 2003 and 2002, respectively, for research and development.

Patents, Licenses and Related Agreements

We currently own or have exclusive license rights to numerous patents, patent applications, trademarks and trademark applications throughout the world.  During the third quarter of fiscal 2003, we acquired International Property International, Inc., a Delaware corporation whose assets include United States and foreign patents, proprietary formulations and patent disclosures related to the use of certain materials in the construction of implantable devices.

Although we believe our patents and patent rights are valuable, our technical knowledge with respect to manufacturing processes, materials and product design are also valuable.  As a condition of employment or consulting, we require that all employees and consultants execute a proprietary information and inventions agreement relating to our proprietary information and intellectual property rights.

Manufacturing and Raw Materials

Breast Aesthetics

We have not historically manufactured any of the breast implant products sold by us.  All of the saline filled breast implant products we distributed in the past were manufactured in France by Poly Implants Prostheses.  These products were produced in controlled environments utilizing specialized equipment for precision measurement, quality control, packaging, and sterilization.   The manufacturing activities for products sold in the U.S. are subject to FDA regulations and guidelines, and these products and their manufacturing procedures are subject to review by the FDA.  Poly Implants Prostheses’ manufacturing activities are also subject to regulatory requirements and periodic inspections by European regulatory agencies.

In the event we build or acquire our own breast implant manufacturing facilities, we will be subject to similar standards and government regulation and inspection.

There is a very limited number of qualified suppliers of silicone raw materials in the world.  To the extent we build or acquire manufacturing capability, we will most likely be required to purchase our silicone raw material supplies for production of breast implants from a single-source supplier.

Scar Management Products

Biodermis has developed product lines though OEM vendors.  These vendors are single-source suppliers due to the highly specialized nature of the products and the regulatory requirements for the manufacturing of the products.  Biodermis is responsible for the governmental regulatory submissions for the products they distribute, as well as a required vendor audit program and internal controls for all aspects of product flow through the facility.

In the event we build or acquire our own manufacturing facilities for scar management products, we will be subject to all standards and government regulation and inspection required for all Class I and Class II medical devices.

There is a very limited number of qualified suppliers of the raw materials required for the Biodermis products in the world.  To the extent we build or acquire scar management product manufacturing capability, we will most likely be required to purchase our raw material supplies for our products from a limited number of suppliers.

Environmental Compliance

Our manufacturing facilities in the U.S. are regulated by federal, state, and local laws.  We believe that our operations are in full compliance with all applicable laws and we received no citations or notices of violations in 2003.  In 2004, we do not expect to incur any material expense to maintain our compliance level.

Government Regulation

Medical devices and biologics are subject to regulation by the U. S. Food and Drug Administration (FDA), state agencies and, in varying degrees, by foreign government health agencies. These regulations, as well as various U.S. Federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of these products. The majority of our product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the U.S. and other countries. The lengthy process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, or use or their withdrawal from the market.

Regulation of Medical Devices

All of our current products are medical devices intended for human use and are subject to regulation by FDA in the United States.  Unless an exemption applies, each medical device we market in the U.S. must have a 510(k) clearance or a Pre-market Approval (PMA) in accordance with the Federal Food, Drug, and Cosmetic Act, as amended.  FDA regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety data obtained under approved clinical protocols and require compliance with “good manufacturing practices” (GMPs), as determined by detailed FDA inspections of manufacturing facilities.  These regulations also require reporting of product defects to the FDA.

FDA regulation divides medical devices into three classes.  Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, GMPs and other general requirements.  Class II devices are subject to special controls in addition to general controls.  Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes data supporting the safety and effectiveness of the device.  Periodic reports must be submitted to the FDA, including any descriptions of any adverse events reported.  The majority of our intended products are regulated as Class III medical devices.

Products marketed in the European Community must comply with the requirements of the European Medical Device Directive (MDD) and must be CE-marked.  Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products.  These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications.  Failure to comply with these domestic and international regulatory standards and requirements could affect our ability to market and sell our products in these countries.  The current regulatory status of our products is discussed in the “Products” section above.

Regulation of Manufacturing

As a manufacturer and distributor of medical devices or therapeutic products, our and our supplier’s manufacturing processes and facilities are subject to continuing review by the FDA and various state and international agencies.  These agencies inspect quality systems and facilities from time to time to determine whether the manufacturer is in compliance with various regulations relating to manufacturing practices and other requirements.  In the U.S., manufacturing facilities (whether located in the U.S. or outside the U.S.) must comply with the FDA’s Quality System Regulation requirements for Good Manufacturing Practices.  For products sold in Europe, the manufacturer must demonstrate compliance with the ISO 9000 and EN 46000 international quality system standards.

Other Regulation

We are subject to federal, state, local and foreign environmental laws and regulations, including the U.S. Occupational Safety and Health Act, the U.S. Toxic Substances Control Act, the U.S. Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations.  The manufacturing and research and development activities for our products involve the controlled use of hazardous materials, chemicals and biological materials, which requires compliance with various laws and regulations regarding the use, storage and disposal of the materials.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws.  Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product.  The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes.  We seek to comply with the safe harbors where possible.  Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws.  False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.  Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws.  Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

Our present and future business has been and will continue to be subject to various other laws and regulations.

Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Third-Party Coverage and Reimbursement

Purchases of breast aesthetics products for augmentation and facial aesthetics products are generally not reimbursed by government or private insurance carriers.  However, since 1998, U.S. federal law has mandated nationwide insurance coverage of reconstructive surgery following a mastectomy, which includes coverage for breast implants.  Outside the U.S., reimbursement for breast implants used in reconstructive surgery following a mastectomy may be available, but the programs vary on a country-by-country basis.

Outside the U.S., reimbursement programs vary on a country-by-country basis.  In some countries, both the procedure and product are fully reimbursed by the government healthcare systems for all citizens who need it, and there is no limit on the number of procedures that can be performed.  In other countries, there is complete reimbursement but the number of procedures that can be performed at each hospital is limited either by the hospital’s overall budget or by the budget for the type of product.

Product Replacement Programs

We have always conducted our product development, manufacturing, marketing, and service and support activities with careful regard for the consequences to patients.  As with any medical device manufacturer or distributor, however, we occasionally receive communications from surgeons or patients with respect to various products claiming the products were defective, lost volume or have resulted in injury to the patient.  In the case of a deflation of saline-filled breast implant products sold by us and implanted in the U.S., in most cases our product replacement program provides product replacement and some financial assistance for surgical procedures required within ten years of implantation.  We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery.  Anticipated estimated liabilities for product replacement and warranty claims are periodically reviewed and reflected in our financial statements.

Financial Information About Geographic Areas

A majority of our sales and substantially all of our long-lived assets are in the U.S.

Working Capital and Product Inventories

When in the past we have sold breast aesthetic products, we maintained significant breast aesthetics consignment inventories, consistent with industry practice.  We expect this practice to continue as we reintroduce products to the market.  Since a doctor may not be sure of the exact size of breast implant required for implantation and cannot be sure that no accidental damage will occur to an implant, the doctor is likely to order extra quantities and sizes beyond the quantity and size ultimately used in surgery.  By carrying a consignment inventory of typical sizes at certain hospitals and other medical offices, we reduce the level of product return subsequent to surgery.

Otherwise, we attempt to manage inventories to a level that permits good customer service.  Additionally, there are inventory builds prior to launching new products.

Our accounts receivable payment terms have been and we anticipate them to continue to be consistent with normal industry practices for each of our product types.

Employees

As of June 30, 2003, we had approximately 21 full-time or full-time equivalent employees, all of which were in the United States.  From time to time, we also engage consultants on short- or long-term contracts, primarily in connection with research and development projects.  None of our employees are represented by a labor union.

We recognize the importance of environmental responsibility and the need to provide a safe and healthy workplace for our employees by complying with all federal, state and local laws, rules and regulations.  During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees’ health and safety.  We do not expect any significant capital expenditures to comply with environmental, health, or safety regulations in 2004.  We believe that our current systems and processes are adequate for current needs.

Risks and Uncertainties

If we are unable to avoid significant product liability claims or product recalls, we may be forced to pay substantial damage awards and other expenses that could exceed our reserves and any applicable insurance coverage.

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

We do not presently have liability insurance to protect us from the costs of claims for damages due to the use or recall of our products, except that Biodermis carries a limited amount of product liability insurance related to its products.  We may in the future seek additional insurance, which will be limited in circumstance of coverage and limited in amount.  Recent premium increases and coverage limitations may make this insurance uneconomic.  However, even if we obtain or increase such insurance, one or more product liability claims or recall orders could exceed any coverage we may hold.  If we continue to have limited or no coverage or our insurance does not provide sufficient coverage, product liability claims or recalls could result in material losses in excess of our reserves.

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

•                  litigation with respect to product liability claims or product recalls and any insurance covering such claims or recalls; and

•                  general economic factors.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and you should not rely upon these comparisons as indications of future performance.  These factors may cause our operating results to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline.

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

Our ability to expand our business will be significantly limited if we cannot obtain additional financing.

To accomplish our plans to expand our current product lines and markets, purchase new companies, products and intellectual property, we need substantial additional capital which we may not be able to obtain.  While we have to date been funded in substantial part from financing from an affiliate of our chairman, we do not anticipate this funding source will provide sufficient capital to finance our intended growth strategy and that we will need significant external financing to accomplish our goals.  We are currently negotiating with potential equity and debt providers to obtain additional financing, but this additional financing may not be available on terms that are favorable to us, or at all.  If adequate funds are not available, or are not available on acceptable terms, our ability to implement our expansion and growth plans will be significantly impaired.

Because we have only a limited operating history and our business strategy calls for significant growth, there is a limited basis on which to make an evaluation of our business and prospects.

MediCor and its subsidiaries have only been operating since 1999.  Although our Biodermis operation has been in existence for a longer period of time, it has only operated under MediCor’s management since its acquisition in 2001.  Significantly, during much of our history we have also been prevented from selling our primary existing product, saline breast implants, in the U.S. market due to the FDA’s 2000 call for a pre-marketing approval for that product.   As a result, all of our current revenues have been derived from our scar management products.  Revenue generated by our Biodermis subsidiary has not been significant, and we do not expect more than modest internal growth in that segment.  Our business plans call for significant expansion into other markets that in the future it will constitute the significant majority of our sales and income.  As a result, our existing business platform is not necessarily indicative of our future business or prospects.

MediCor and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in rapidly evolving markets such as the medical device market.

Risks for MediCor include the uncertainties associated with developing and implementing an evolving business model and the management of both internal and acquisition-based growth.  To address these risks, we must continue to develop the strength and quality of our operations, maximize the value delivered to customers, respond to competitive developments and continue to attract, retain and motivate qualified employees.  We may not be successful in addressing these challenges.

Because a key component of our growth strategy is based on successfully making acquisitions and otherwise diversifying our product offerings, we are exposed to numerous risks associated with acquisitions, diversification and rapid growth.

A key component of our growth strategy is the acquisition of other companies, products and technologies that meet our criteria for strategic fit, geographic presence, revenues, profitability, growth potential and operating strategy.  The successful implementation of this strategy depends on our ability to identify suitable acquisition candidates, acquire companies and assets on acceptable terms and integrate their operations successfully.

We may not be able to identify suitable acquisition candidates in our desired product areas or we may not be able to acquire identified candidates on acceptable terms.  Moreover, in pursuing acquisition opportunities we will likely compete with other companies with greater financial and other resources.  Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies and assets available for acquisition.

Acquisitions also involve a number of other risks, including the risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel.  Client satisfaction or performance problems with an acquired business or product line could also have a negative impact on our reputation as a whole, and any acquired entity or assets could significantly under-perform relative to our expectations.  Our ability to meet these challenges has not been established.

We expect that, at least for the foreseeable future, we will be required to use cash consideration for acquisitions.  We likely will be required to obtain significant third-party financing to accomplish these acquisitions.  This financing may not be available on favorable terms, if at all.  If we issue stock to complete future acquisitions, existing stockholders will experience ownership dilution.

MediCor’s future growth will place a significant strain on our managerial, operational, financial and other resources.

Our success will depend upon our ability to manage our internal and acquisition growth effectively.  This will require that we continue to implement and improve our operational, administrative and financial and accounting systems and controls and continue to expand, train and manage our employee base.  We anticipate that we will need to hire and retain numerous additional employees and consultants for both internal and acquisition-based growth for some time.  Integration of these employees and consultants and employee and consultant loss in the process will require significant management attention and resources.  Our systems, procedures and controls may not be adequate to support our future operations and our management may not be able to achieve the rapid execution necessary to exploit the market for our business model.

If our consultants or collaborative partners do not perform, we will be unable to develop products as anticipated and we may be exposed to additional risks.

We have in the past and may in the future enter into consulting or collaborative arrangements with third parties to develop products.  These arrangements may not produce successful products.  If we fail to establish these arrangements, the number of products from which we could receive future revenues will be limited.

Our dependence on consulting or collaborative arrangements with third parties subjects us to a number of risks.  These arrangements may not be on terms favorable to us.  Agreements with consultants or collaborative partners typically allow the third parties significant discretion in electing whether or not to pursue any of the planned activities.  We cannot absolutely control the amount and timing of resources our consultants or collaborative partners may devote to our products, and these third parties may choose to pursue alternative products.  These third parties also may not perform their obligations as expected.  Business combinations, significant changes in their business strategy, or their access to financial resources may adversely affect a consultant’s or partner’s willingness or ability to complete its obligations under the arrangement.   Moreover, we could become involved in disputes with our consultants or partners, which could lead to delays or termination of the arrangements and time-consuming and expensive litigation or arbitration.

Our failure to attract and retain key managerial, technical, selling and marketing personnel could adversely affect our business.

Our success will depend upon our ability to attract and retain key managerial, financial, technical, selling and marketing personnel.  The lack of key personnel might significantly delay or prevent the achievement of our development and strategic objectives.  We do not maintain key man life insurance on any of our employees, and none of our employees is under any obligation to continue providing services to MediCor.  We are currently in the process of building our management and technical staffs.  We believe that our success will depend to a significant extent on the ability of our key personnel, including the new management and technical staffs, to operate effectively, both individually and as a group.  Competition for highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining such personnel.

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

Medical device manufacturing facilities also are subject to continual governmental review and inspection.  The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly.  A governmental authority may challenge our or our collaborative partners’ (including suppliers’) compliance with applicable federal, state and foreign regulations.  In addition, any discovery of previously unknown problems with products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

ITEM 2.  PROPERTIES

As of June 30, 2003, we owned no real property.  Our principal executive office is located at 4560 S. Decatur Blvd., Suite 300, Las Vegas, NV 89103, which we lease under a five-year lease beginning in January 2003.  We also have executive offices located in Glendale, California which we lease on a month-to-month basis.  We also lease office, manufacturing and warehouse facilities located in Las Vegas, Nevada, Santa Barbara, California and Minneapolis, Minnesota.  We believe our current facilities, together with those we may acquire in connection with future acquisitions, will generally be adequate for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin,  Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against III Acquisition Corporation, a Delaware corporation (which operates under the tradename PIP.America), a subsidiary of MediCor, as co-defendant with PIP/USA, Inc. and Poly Implants Prostheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  In the first two cases, plaintiffs purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and PIP/USA, Inc. and seek to impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortuous and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Prostheses.  In the third case, filed in 2003, MediCor is named but has not yet been served, but does anticipate being a defendant.

Peggy Williams v. PIP/USA, Case No. 03 CH 9654, Jessica Fischer Schnebel, etc, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, etc. et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman etc. et al. v. PIP/USA, Inc., Case No. 03CH10832 & Karen S. Witt etc. et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.   Each is styled as a “class action.”  PIP.America is a defendant in one of the cases.  The other four cases name PIP/USA, Inc., the former U.S. distributor for Poly Implants Prostheses breast implants and Poly Implants Prostheses, although plaintiffs incorrectly refer in the complaints to PIP.America as a d/b/a of PIP/USA.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys fees and costs, injunctive relief and damages under the Illinois Consumer Fraud Act.

Salinas I. Landers, etc. et al. v. Poly Implants Prostheses, etc. et al., Case No. CV 030377, was filed in June 2003 in the Superior Court of San Luis Obispo County, California.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys’ fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California’s Song-Beverly Consumer Warranty Act and Unfair Competition Law.  PIP.America has filed a demurrer challenging the sufficiency of plaintiffs’ allegations, which is scheduled to be heard on October 7, 2003.

Marsha Dicken etc. et al. v. PIP/USA, Inc. etc. et al., Case No. 2003-05588, was filed in or around July 2003 in the District Court of Harris County, Texas.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas’ Deceptive Trade Practices Act with respect to implant products.  Plaintiffs seek unspecific compensatory damages, additional statutory damages, interest, attorneys’ fees and costs.  The court has scheduled a pretrial conference to be held on June 18, 2004, and has specified that a trial date will be set shortly thereafter.

Though it is not yet possible to predict the outcome of the cases above, MediCor has denied plaintiffs’ allegations and is vigorously defending against certification of any class, and upon the merits of each lawsuit.  While we are desirous to honor our obligations under warranty provisions, we are fully indemnified by both PIP/USA, Inc. Poly Implants Prostheses, and Poly Implants Prostheses’ President Jean Claude Mas personally, from all claims, including those asserted above, and thus believe the costs associated with such matters will not have a material adverse impact on our business, results of operations or financial position.

We and our subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of our business, including product liability and product warranty claims asserted against us.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict.  Claims against us have been and are periodically reviewed with counsel in the ordinary course of business.  We presently believe we have meritorious defenses in all lawsuits in which we or any of our subsidiaries are defendants.  While it is not possible to predict the outcome of such matters, we believe that the costs associated with such matters will not have a material adverse impact on our business, results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

On September 30, 2003, we had approximately 630 stockholders of record.  Our common stock price at the close of business on September 30, 2003 was $3.30 per share.  The average of the bid and asked price on that date was $2.48.

The table below sets forth the high and low bid prices of our common stock for the periods indicated as reported on the OTC Bulletin Board under the symbol MDCR.  Quotations reflect prices between dealers, do not reflect retail markups, markdowns or commissions, and may not necessarily represent actual transactions.   MediCor’s initial registration statement on Form SB-2 was first declared effective on September 24, 2001 and MediCor’s common stock commenced trading on the OTC Bulletin Board in the quarter ended March 31, 2002, the third quarter of MediCor’s 2002 fiscal year.

	High	Low

Fiscal 2002
Quarter ended March 31, 2002	$0.51	$0.28
Quarter ended June 30, 2002	$0.85	$0.25

Fiscal 2003
Quarter ended September 30, 2002	$0.90	$0.20
Quarter ended December 31, 2002	$0.20	$0.20
Quarter ended March 31, 2003	$5.30	$0.20
Quarter ended June 30, 2003	$5.30	$1.01

Dividends

We have never paid a cash dividend and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuances Under Equity Compensation Plans

See Part III, Item 11 in this report for the securities authorized for issuances under equity compensation plans.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-KSB, including the following “Management’s Discussion and Analysis or Plan of Operation,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of acquisition plans; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing.  Factors that may cause such differences include, but are not limited to: increased competition; changes in product demand; changes in market acceptance; new product development; United States Food and Drug Administration (“FDA”) approval or rescission of approval; delay or rejection of new or existing products; changes in agreements with governmental agencies; changes in government regulation; supply of raw materials; changes in reimbursement practices; adverse results of litigation; the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission, including those contained in “Risks and Uncertainties “ set forth in “Item 1–Business” above.  The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis or Plan of Operation addresses MediCor’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties.  We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  The policies discussed below are considered by management to be critical to an understanding of our financial statements these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from those estimates.

Revenue Recognition

We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.”  These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.  We recognize revenue upon delivery of product to third-party distributors and customers.  Due to the widespread holding of consignment inventory in our industry, we also recognize revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors’ offices.  Appropriate reserves are established for anticipated returns and allowances based on our product return history.  We believe our estimates for anticipated returns is a “critical accounting estimate” because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations.  Historically our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.  We capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on our judgment of probable future commercialization.  We believe our estimates of inventory values is a “critical accounting estimate” because we could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies, which could have a material impact on our results of operations.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments.  The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms.  We believe our estimates for our allowance for doubtful accounts is a “critical accounting estimate” because if the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required, which could have a material impact on our results of operations.

Valuation of Long-lived Assets and Goodwill

We account for long-lived assets, other than goodwill in accordance with the provisions of Statement of Financial Accounting Standards SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 and certain sections of APB Opinion No. 30 specific to discontinued operations.  SFAS No. 144 classifies long-lived assets as either (1) to be held and used, (2) to be disposed of by other than sale, or (3) to be disposed of by sale.  This standard introduces a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows.  We have adopted this statement, which has not had a material impact on our financial position or results of operations.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  We do not believe that any such changes have taken place.

We also adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” on July 1, 2002.  As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis, or more frequently as impairment indicators arise.  The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on projected cash flows or market value approach.  Other intangible assets are amortized using the straight-line method over their estimated useful lives, of which periods of up to 30 years.

We believe the estimate of our valuation of Long-lived Assets and Goodwill is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation it could have a material impact on our results of operations.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse.  Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.  We believe the estimate of our income tax assets, liabilities and expense are “critical accounting estimates” because if the actual income tax assets, liabilities and expenses differ from our estimates the outcome could have a material impact on our results of operations.

Litigation

We are involved in various litigation matters as a claimant and as a defendant.  We record any amounts recovered in these matters when collection is certain.  We record liabilities for claims against us when the losses are probable and can be reasonably estimated.  Amounts recorded are based on reviews by outside counsel, in-house counsel, and management.

Product Warranties

We have an accrual for the warranty program for breast implant sales in the United States.  We estimate the amount of potential future claims from this warranty based on statistical analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.  We believe that our estimate for product warranties is a “critical accounting estimate” because it requires us to estimate failure rates, claim amounts, and discount rates.  Changes to actual claims and interest rates could have a material impact on the actuarial calculation which could materially impact our reported expenses and results of operations.

Recent Pronouncements

On August 16, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred.  When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset.  Over time, accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  We do not expect that the adoption of SFAS No. 143 will have a material impact on our results from operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which among other things provides guidance in reporting gains and losses from extinguishments of debt and accounting for leases.  We will adopt this statement in fiscal 2004.  We do not expect the adoption of this standard to have a material impact on our financial position or its results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.  We adopted this statement in fiscal 2004 and its adoption did not have a material impact on our financial position or results from operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition /measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition /measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The recognition and measurement provisions of Interpretation No. 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after June 15, 2003.  We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.”  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation.  In addition, amendments are made to the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002.  We have complied with the disclosure requirements of SFAS 148 and will determine whether we will adopt the fair value based method of accounting for stock-based employee compensation.

Results of Operations

Sales

Sales for the fiscal year ended June 30, 2003 decreased to $1,676,905 from $1,703,590 in fiscal 2002.  The slight decrease was due to discontinuation of sales by PIP.America offset by sales increases experienced in the third and fourth quarters of fiscal 2003.

Cost of Sales

Cost of sales as a percentage of net sales for fiscal 2003 were approximately 25% compared to approximately 26% during fiscal 2002.  The consistency in cost of sales resulted from a consistent product mix and stable supplier costs.  We expect that cost of sales will remain relatively constant on a percentage basis.

Selling, General and Administrative

Selling, general and administrative expenses were $5,985,413 during fiscal 2003, compared to $8,230,133 for fiscal 2002.  Substantially all of the change in fiscal 2003 selling, general and administrative expenses resulted from a large increase in the allowance for doubtful accounts in fiscal 2002 that was not repeated in fiscal 2003.  Otherwise, overall spending on selling, general and administrative expenses was consistent from 2002 to 2003 and the expenses are primarily attributable to continued start-up expenses in preparation for FDA approval of one or more products we seek to sell.  As our business and sales increase, we anticipate that selling, general and administrative expenses will increase in absolute dollars, but decrease as a percentage of sales.

Research and Development

Research and development expenses remained constant during fiscal 2002 and 2003.  We expect that research and development expenses will increase materially as our business matures.

Interest Expense

Interest expense increased to $503,847 for fiscal 2003, compared to $362,226 in fiscal 2002.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to an increase in the average principal note payable to related party balances and an increase in convertible debentures.

Net Loss

Net loss for fiscal 2003 decreased to $5,289,731 from $8,217,559 in fiscal 2002.  Basic and diluted loss per share was ($0.34) for fiscal 2003 compared to ($0.70) for fiscal 2002.  Net losses are primarily attributable to the substantial costs associated with facilitating FDA Pre-market Approvals for products sought to be sold by MediCor and limited sales of our current products.

Liquidity and Capital Resources

Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future.  Because we have only limited product sales and will not be in a position to materially increase sales until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by us, we have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalent and cash generated from operations will be insufficient to meet our anticipated cash needs for the next 12 months.  To satisfy our liquidity requirements, we will need to raise additional funds.  To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we expect that we will be able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through June 30,

2004.  The same entity has provided to MediCor over $22 million in funding from our formation through June 30, 2003.  The future funding may take the form of debt or equity or a combination thereof.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements begin on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Deloitte & Touche LLP were previously the principal accountants for III.  Upon consummating the merger in February 2003, that firm’s appointment as principal accountants was terminated and we engaged Greenberg & Company LLC, accountants to Scientio, Inc., as our principal accountants.  The decision to change accountants was approved by our Board of Directors.

In connection with the audits of the fiscal year ended June 30, 2002 and the six-month period ended June 30, 2001, and the subsequent interim period through December 31, 2002, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with their report for such years; and there were no reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B.

The audit reports of Deloitte & Touche LLP on the consolidated financial statements of III and subsidiaries as of and for the year ended June 30, 2002 and the period ended June 30, 2001, did not contain any adverse opinions, disclaimer of opinions, nor were they qualified or modified as to the uncertainty, audit scope, or accounting principles.

The Company provided Deloitte & Touche LLP with a copy of the form of Form 8-K amendment to be filed on July 8, 2003 and requested Deloitte & Touche LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements in the Form 8-K.  Deloitte & Touche LLP supplied that letter on or about July 3, 2003 and a copy of that letter was filed with the amendment to the Form 8-K filed on July 8, 2003.

During the fiscal periods ended June 30, 2001 and 2002 and through February 7, 2003, MediCor did not consult Greenberg & Company LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the audit opinion that might be rendered on MediCor’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of fiscal year 2003, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  As of the end of the fiscal year, management adopted formal disclosure controls and procedures which were employed in the preparation of this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.  Management will review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to age and background of MediCor’s directors, executive officers and certain key personnel at September 30, 2003:

Name	Position	Age

Donald K. McGhan	Chairman	69
Theodore R. Maloney	Director, Chief Executive Officer	42
Jim J. McGhan	Director, Chief Operating Officer	50
Mark E. Brown	Director	43
Thomas R. Moyes	Chief Financial Officer	43
Marc S. Sperberg	Executive Vice President and Secretary	41
Edward V. Lower III, Ph.D.	Chief Strategy Officer	58

Donald K. McGhan.  Mr. McGhan is a founder of MediCor (and its subsidiary International Integrated Incorporated) and has served as its chairman from its inception.  Previously, Mr. McGhan was a founder and director of Medical Device Alliance, Inc., where he served as its chairman from its inception in 1996.  Prior to that, Mr. McGhan was a founder and director of Miravant Medical Technologies, Inc., which was originally named PDT, Inc.  Mr. McGhan was also a founder, chairman and president of Inamed Corporation from 1984 to 1998, founder, chairman and chief executive officer of McGhan NuSil Corporation, which was acquired by Union Carbide Corporation in 1990, and a founder, president and chairman of Immulok, Inc., which was acquired by Ortho Diagnostics Systems, Inc., a subsidiary of Johnson & Johnson in 1983.  A receiver was appointed for Medical Device Alliance in 1999 pursuant to certain shareholder litigation.  The litigation was settled in 2001.  In March 2000, Mr. McGhan settled a civil injunctive action with the SEC relating to alleged improper reporting and faulty record-keeping and internal controls at Inamed Corporation in 1996 and 1997 while Mr. McGhan was its chairman and during Inamed’s breast implant litigation.  Without admitting or denying the allegations of the complaint, Mr. McGhan consented to the entry of a final judgment permanently enjoining him from violating the antifraud, record-keeping and internal controls provisions of the federal securities laws and ordering him to pay a $50,000 civil penalty.

Theodore R. Maloney.  Prior to joining MediCor in September 2003, Mr. Maloney was a partner in the corporate practice group of the law firm of Sheppard, Mullin, Richter & Hampton, LLP from September 2001 to September 2003.  Sheppard Mullin acquired Nida & Maloney, LLP, a corporate law firm based in Santa Barbara, California which Mr. Maloney founded in 1994.  Prior to founding Nida & Maloney, Mr. Maloney was associated with Milbank, Tweed, Hadley & McCloy from 1988 to 1994 and with Clifford Chance from 1986 to 1998, where he worked in the corporate departments.

Jim J. McGhan.  Mr. McGhan is a founder of MediCor (and its subsidiary International Integrated Incorporated) and has served as a director and its chief operating officer from its inception.  Previously, Mr. McGhan served a director, a vice president and the chief operating officer of Medical Device Alliance, Inc.  As described above  receiver was appointed for Medical Device Alliance in 1999.  Mr. McGhan also served as a director and chief operating officer of Inamed Corporation from 1996 to 1998.  Mr. McGhan also served as a director and chief executive officer of Inamed Corporation’s subsidiary McGhan Medical Corporation from 1992 through 1998.  Prior to that, Mr. McGhan also served as president of Inamed’s subsidiaries, CUI Corporation and BioEnterics Corporation.  Mr. McGhan is Donald K. McGhan’s son.

Mark E. Brown.  Mr. Brown is the president and chief executive officer of Brown & Partners, a Nevada-based public affairs, public relations and full-service advertising agency.  Prior to founding Brown & Partners in 2000, Mr. Brown served as executive vice president of government relations and corporate communications for Station Casinos, Inc.  Prior to that, Mr. Brown served as executive vice president of corporate and government relations for The Howard Hughes Corporation, an affiliate of The Rouse Company, which he joined in 1994.

Thomas R. Moyes.  Prior to joining MediCor in June 2003, Mr. Moyes served as the chief financial officer and senior vice president of Ascent Media Networks, a subsidiary of Liberty Media Company.   From 2000 to 2001, Mr. Moyes served as chief financial officer of Veon, a private technology company based in San Francisco.  From 1999 to 2000, Mr. Moyes served as the Vice President, Finance and Accounting for the Columbia Tristar (Sony) International TV division of Sony Entertainment.  Prior to joining Sony, Mr. Moyes worked for approximately 10 years for The Walt Disney Company, where he held numerous finance positions with various divisions or subsidiaries in Burbank, New York and London.  Additionally, Mr. Moyes worked in the investment banking group of Bankers Trust for four years.  Mr. Moyes holds a Masters in Business Administration from the Wharton School.

Marc S. Sperberg.  Mr. Sperberg has served as the vice president – business development for MediCor or its subsidiary International Integrated Incorporated since 2001.  He was appointed executive vice president and secretary in April 2003.  From 1998 to 2001, Mr. Sperberg was the principal shareholder and executive vice president, sales and marketing for HPL Biomedical, which was acquired by MediCor in 2001.  From 1996 to 1998, Mr. Sperberg was a principal and officer of Kohler, Sperberg and Rivera, Inc. Advertising, Design and Government Affairs, Las Vegas, Nevada, a full service advertising agency with a focus on the high-tech and medical device industries and government affairs.

Edward V. Lower III, Ph.D.  Dr. Lower is a founder of MediCor (and its subsidiary International Integrated Incorporated).  He served as a director and chief executive officer from its inception until May 2003.  He now serves as chief strategy officer.  From 1997 to 1999, Dr. Lower was a private consultant to corporate executive officers and board members in the areas of strategic information, competitive advantage, business processes, information flows and financial models, crisis communications, global alliances, and mergers and acquisitions.  From 1995 to 1997, Dr. Lower was executive vice president and interim chief financial officer of publicly held ICF Kaiser International, Inc.  From 1991 to 1995, Dr. Lower was the president of publicly held EA Engineering, Science and Technology, Inc.  Prior to that, Dr. Lower held various management positions at Union Carbide Corporation.  Dr. Lower holds a Ph.D. in business administration and a masters degree in Computer Applications and Information Systems, both from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Because MediCor does not have securities registered under Section 12(b) or 12(g) of the Securities Exchange Act of 1934 and reports pursuant to Section 15(d) of the Exchange Act, Section 16(a) of the Exchange Act is not applicable to MediCor’s executive officers, directors or persons who beneficially own more than 10% of MediCor’s common stock.  MediCor anticipates filing a registration statement under Section 12(g) of the Exchange Act within 120 days of the end of fiscal 2003, at which time its officers, directors and 10% beneficial holders will become subject to Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth, for each of the last three fiscal years, all compensation awarded to, paid to or earned by MediCor’s chief executive officer and the four other most highly compensated executive officers serving during fiscal 2003.

							Long-Term Compensation
	Annual Compensation						Stock Options
Name and Principal Positions	Year	Salary		Bonus		Other Annual Compensation	Granted (In Shares)	All Other Compensation
		$		$		$	(#)	($)

Edward V. Lower III, Ph.D.	2003	383,000		—		—	—	—
Chief Executive Officer (1)	2002	349,500		—		—	—	—
	2001	122,500		—		—	—	—

Jim J. McGhan	2003	230,000		—		—	385,231	—
Chief Operating Officer	2002	220,000		—		—	—	—
	2001	69,500		—		—	—	—

Donald K. McGhan	2003	—	(2)	—		—	385,231	—
Chairman	2002	—		—		—	—	—
	2001	—		—		—	—	—

Thomas R. Moyes
Chief Financial Officer	2003	27,500	(3)	30,000	(4)	—	—	—

Marc S. Sperberg	2003	250,000		—		—	49,708	—
Executive Vice President and	2002	57,250		—		—	49,708	—
Secretary	2001	10,500		—		—	—	—

(1)                      Mr. Lower served as chief executive officer until May 2003, at which time he took the position of chief strategy officer.

(2)                      Mr. McGhan does not draw a salary from MediCor.

(3)                      Mr. Moyes commenced with MediCor on June 2, 2003.

(4)                      Mr. Moyes received a one-time $30,000 bonus in connection with the signing of his employment agreement with MediCor.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding grants of stock options or warrants made to each of the executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 2003.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price ($/Sh)	Expiration Date

Name					5%($)	10%($)

Edward V. Lower III, Ph.D.	—	—	—	—	xx	xx
Jim J. McGhan	385,231	33	2.01	12/20/09	315,890	735,792
Donald K. McGhan	385,231	33	2.01	12/20/09	315,890	735,792
Thomas R. Moyes	—	—	—	—	—	—
Marc S. Sperberg	49,708	4	2.01	12/20/09	40,762	94,942

(1)                    Unless otherwise noted, amounts represent shares of common stock underlying warrants and/or options to purchase shares of common stock.

(2)                    In fiscal 2003, MediCor granted stock options covering a total of 1,155,695 shares of common stock to employees under all stock option plans maintained by MediCor.

(3)                      The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with the Securities and Exchange Commission rules and regulations and do not represent our estimates of stock price appreciation. The potential realizable value is calculated by assuming that the stock price on the date of grant appreciates at the indicated rate, compounded annually, for the entire term of the option and that the option is exercised and the stock is sold on the last day of its term at this appreciated stock price.  No valuation method can accurately predict future stock prices or option values because there are too many unknown factors.  No gain to the optionee is possible unless the stock price increases over the option term.  Such a gain in stock price would benefit all stockholders.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information concerning exercises of stock options and warrants by the executive officers named in the Summary Compensation Table in fiscal year 2003 and unexercised stock options and warrants held by the executive officers named in the Summary Compensation Table as of June 30, 2003.

Name	Shares Acquired on Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options at 2003 Fiscal Year-End(#)		Value of Unexercised In-The-Money Options at 2003 Fiscal Year-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Edward V. Lower III, Ph.D.	—	—	932,010	310,670	1,584,417	528,139
Jim J. McGhan	93,201	7,456	—	478,432	—	158,442
Donald K. McGhan	466,005	37,280	—	540,566	—	264,070
Thomas R. Moyes	—	—	—	—	—	—
Marc S. Sperberg	12,427	20,007	—	86,989	—	63,378

(1)                      On June 30, 2003 (the last trading day of fiscal 2003), the last reported sales price of MediCor’s common stock as reported on the OTC Bulletin Board was $1.70.

Compensation of Directors

Directors who are not employees of MediCor did not receive compensation in fiscal 2003.  We anticipate implementing a non-employee director compensation plan during fiscal 2004.  Directors who are employees of MediCor are not entitled to any compensation for their service as a director.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

In June 2003, MediCor entered into an employment agreement with Mr. Moyes in connection with his employment as chief financial officer.  Mr. Moyes’ employment agreement provides that Mr. Moyes will receive (i) a base salary of $330,000, (ii) a bonus based on attainment of designated objectives of the board or compensation committee and (iii) options to purchase 120,000 shares of MediCor’s common stock.  Mr. Moyes’ employment agreement also provides that upon termination of Mr. Moyes’ employment by MediCor without “cause” (as defined in the agreement), Mr. Moyes will be entitled to severance compensation equal to 24 months of his then effective compensation.  Additionally, Mr. Moyes’ employment agreement also provides that upon a “change in control” (as defined in the agreement) and a subsequent termination of Mr. Moyes, Mr. Moyes will be entitled to receive compensation equal to 24 months of his then effective compensation.

In September 2003, MediCor entered into an employment agreement with Mr. Maloney in connection with his employment as chief executive officer.  Mr. Maloney’s employment agreement provides that Mr. Maloney will receive (i) a base salary of $480,000, (ii) a bonus based on attainment of designated objectives of the board or compensation committee and (iii) options to purchase 200,000 shares of MediCor’s common stock.  Mr. Maloney’s employment agreement also provides that upon termination of Mr. Maloney’s employment by MediCor without “cause” (as defined in the agreement), Mr. Maloney will be entitled to severance compensation equal to 24 months of his then effective compensation.  Additionally, Mr. Maloney’s employment agreement also provides that upon a “change in control” (as defined in the agreement) and a subsequent termination of Mr. Maloney, Mr. Maloney will be entitled to receive compensation equal to 24 months of his then effective compensation.

In October 2003, MediCor entered into an employment agreement with Jim J. McGhan in connection with his employment as chief operating officer.  Mr. McGhan’s employment agreement provides that Mr. McGhan will receive (i) a base salary of $360,000, (ii) a bonus based on attainment of designated objectives of the board or compensation committee and (iii) options to purchase 120,000 shares of MediCor’s common stock.  Mr. McGhan’s employment agreement also provides that upon termination of Mr. McGhan’s employment by MediCor without “cause” (as defined in the agreement), Mr. McGhan will be entitled to severance compensation equal to 24 months of his then effective compensation.  Additionally, Mr. McGhan’s employment agreement also provides that upon a “change in control” (as defined in the agreement) and a subsequent termination of Mr. McGhan, Mr. McGhan will be entitled to receive compensation equal to 24 months of his then effective compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as to the shares of common stock of MediCor owned as of September 30, 2003, by (i) each person known by MediCor to be the beneficial owner of more than five percent of the outstanding common stock of MediCor, (ii) each person who is presently a director of MediCor, (iii) each of the officers named in the Summary Compensation Table and (iv) all the directors and officers of MediCor as a group.  Unless otherwise indicated in the table below, each person or entity named below has an address in care of MediCor’s principal executive offices.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Shares Covered by Options or Warrants Included in Total(2)	Percent of Total(3)

1999 III Equity Performance I, LP	1,304,814		—	7.44%

1999 III Equity Performance II, LP	1,304,814		—	7.44%

Nikki M. Pomeroy	1,445,844	(4)	6,213	7.52%

Edward V. Lower III, Ph.D.	1,242,680		1,242,680	6.61%

Officers and Directors

Donald K. McGhan	7,888,488	(5)	—	44.95%

Jim J. McGhan	2,293,505	(6)	93,201	13.00%

Theodore R. Maloney	500,000	(7)	—	2.60%

Thomas R. Moyes	200,000	(8)	—	1.04%

Marc S. Sperberg	211,256		12,427	1.20%

Mark E. Brown	—		—	*

All officers and directors as a group (six persons)	10,393,249			58.87%

*                             Less than 1%

(1)                      Information in this table regarding directors and executive officers is based on information provided by them.  Unless otherwise indicated in the footnotes and subject to community property laws where applicable, each of the directors and executive officers has sole voting and/or investment power with respect to such shares.  The address for each of the persons reported in the table is in care of MediCor at 4560 S. Decatur Blvd., Suite 300, Las Vegas, Nevada 89103.

(2)                      In accordance with Rule 13d-3, the share numbers reported in the table include shares of common stock that may be acquired within 60 days of September 30, 2003 upon the exercise or conversion of other securities.

(3)                      The percentages are calculated on the basis of the number of outstanding shares of common stock as of September 30, 2003, which was 17,548,192.  In accordance with Rule 13d-3, the percentage reported for each person includes in the calculation common stock that may be acquired by that person within 60 days of September 30, 2003 upon the exercise or conversion of other securities.

(4)                      Ms. Pomeroy is the adult daughter of Donald K. McGhan, chairman of the board.  Includes shares held directly and by various entities beneficially owned or controlled by Ms. Pomeroy.  Does not include 604,455 shares beneficially owned by Ms. Pomeroy’s adult son, as to which Ms. Pomeroy disclaims beneficial ownership.

(5)                      Includes shares held in various entities beneficially owned or controlled by Mr. McGhan including 1,304,814 held by 1999 III Equity Performance I, LP, 1,304,814 held by 1999 III Equity Performance II, LP and 621,340 held by 2000 III Equity Performance III, LP.  Mr. McGhan is the general partner of all three limited partnerships and has voting and dispositive control with respect to all shares held by the partnerships.  Does not include 729,454 shares beneficially owned by Mr. McGhan’s wife, as to which Mr. McGhan disclaims beneficial ownership.

(6)                      Includes shares held directly and by various entities beneficially owned or controlled by Mr. McGhan.

(7)                      Includes 400,000 shares held by 1999 III Equity Performance I, LP.

(8)                      Shares held by 1999 III Equity Performance I, LP.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon the exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance

Equity compensation plans approved by Stockholders (Amended and Restated 1999 Stock Compensation Program)	—	—	1,242,680

Stand-alone options and warrants, not approved by Stockholders	3,125,344	$0.61	—

Total	3,125,344	$0.61	1,242,680

Stand-alone options not approved by Stockholders

In fiscal 2001, 2002 and 2003 MediCor granted 479,073, 211,258 and 1,155,695 stand-alone options, respectively, and in fiscal 2002 issued warrants to purchase 62,135 shares of common stock to employees and consultants.  The exercise price per share for each option and warrant is the fair market value per share on the date of grant.  These options and warrants vest ratably over four years.  Some or all of these options and warrants may also vest immediately upon a change-of-control, as defined in the respective agreements.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

International Integrated Industries, LLC is a company in which MediCor’s chairman has a controlling interest.  Neither MediCor nor any of its subsidiaries has any direct ownership in International Integrated Industries, LLC.  International Integrated Industries, LLC acted on behalf of MediCor by funding significant expenses, for which MediCor has a revolving loan agreement with International Integrated Industries, LLC, as reflected in our financial statements of $213,834 at June 30, 2002 and $6,776,593 at June 30, 2003.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%).  During the year ended June 30, 2002, International Integrated Industries, LLC advanced $4,744,984 to MediCor.  During same period, $4,000,000 of the outstanding balance on the revolving loan agreement was converted to an equivalent of 2,485,360 shares of common stock and $1,118,232 of the balance was repaid.  During the year ended June 30, 2003, International Integrated advanced $7,363,759 to MediCor.  During the same period, none of the balance was converted to common stock and $800,999 of the balance was repaid.  Interest expense relating to this note payable was $231,821 for the year ended June 30, 2002 and $327,709 for the year ended June 30, 2003.  The unpaid liability for these expenses for the respective periods are included in our note payable to affiliates, which is contained in our financial statements presented in this report.  We had a commitment from International Integrated Industries, LLC to fund operating shortfalls as necessary for fiscal 2002 and 2003 and International Integrated has committed to us to fund any operating shortfalls for fiscal 2004.

Our chief executive officer was a partner at the law firm of Sheppard, Mullin, Richter & Hampton, LLP from September 2001 to September 2003.  Sheppard Mullin provides corporate legal services to MediCor.  Ms. Nikki Pomeroy, and adult daughter of Donald K. McGhan, chairman of the board, is a consultant to Medicor and received $67,365 in compensation during fiscal 2003.  Additionally, shares held in various entities beneficially owned or controlled by Ms. Pomeroy are reflected in Item 11 above, not including shares owned or controlled by Ms. Pomeroy’s adult son referenced in Item 11 above.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  Exhibits and List

See Exhibit Index at Page E-1.

(b)  Current Reports on Form 8-K

On May 20, 2003, MediCor filed an amendment to its Current Report on Form 8-K filed on February 24, 2003 relating to the merger among Scientio, Inc., International Integrated Incorporated and SC Merger, Ltd.  This filing included audited financial statements for International Integrated Incorporated.  In addition, on July 8, 2003, MediCor filed a second amendment to its Current Report filed on February 24, 2003 to clarify that MediCor had, in connection with the merger, continued Scientio, Inc.’s auditors as MediCor’s auditors and that the auditor representation of Deloitte & Touche LLP was concurrently terminated.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

MediCor paid our auditor, Greenberg & Company LLC, an aggregate of $39,190 in fiscal 2003 for professional services rendered by the auditor for the audit of our financial statements and review of the financial statements included in our Forms 10-Q or other services that are normally provided by an accountant in connection with statutory and regulatory flings or engagements.

Audit-Related Fees

We were not billed any fees by Greenberg & Company LLC in either fiscal 2003 or 2002 for assurance or related services reasonably related to the performance of the audit or review of our financial statements that are not reported above under “Audit Fees.”

Tax Fees

We were not billed any fees by Greenberg & Company LLC in either fiscal 2003 or 2002 for professional services rendered by them for tax compliance, tax advice or tax planning.  In September 2003, we engaged Greenberg & Company LLC to perform tax services in connection with the preparation of our tax returns.

All Other Fees

We were not billed any fees by Greenberg & Company LLC in either fiscal 2003 or 2002 for any other products or services provided by them, other than as reported above.

Our auditor did not perform any non-audit services.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES ACT OF 1934 BY REGISTRANT WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES ACT OF 1934

No annual report or proxy material has been sent to security holders.  When such report or proxy materials are furnished to securities holders subsequent to the filing of this report, copies shall be furnished to the Commission when sent to securities holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICOR LTD.

By:	/s/ Theodore R. Maloney
Theodore R. Maloney
Chief Executive Officer
October 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore R. Maloney	Chief Executive Officer	October 10, 2003
Theodore R. Maloney	(Principal Executive Officer)

/s/ Thomas R. Moyes	Chief Financial Officer	October 10, 2003
Thomas R. Moyes	(Principal Financial Officer)

/s/ Dawn L. Smith	Vice President – Controller	October 10, 2003
Dawn L. Smith	(Principal Accounting Officer)

/s/ Donald K. McGhan	Chairman	October 10, 2003
Donald K. McGhan

/s/ Jim J. McGhan	Director	October 10, 2003
Jim J. McGhan

/s/ Mark E. Brown	Director	October 10, 2003
Mark E. Brown

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

MEDICOR LTD.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of MEDICOR LTD and Subsidiaries  (collectively, the “Company”) as of June 30,  2003,  and the related   consolidated   statements of operations, shareholders’ equity, and cash flows for the year ended June 30,  2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2003, and the results of its operations and its cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, on May 2000, the United States Food and Drug Administration  (“FDA”) notified the Company that further sales to   customers by the Company’s subsidiary (PIP.America) would be suspended until the FDA has reviewed and approved the clinical study being conducted by Poly Implants Protheses, S.A.  Poly Implants Protheses, S.A. has currently enrolled all patients required for the clinical study and is in a monitoring phase, which management of the Company anticipates will be completed by the end of fiscal 2004.

As discussed in Note G to the consolidated financial statements, the Company implemented statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible assets, on July 1, 2002.

GREENBERG AND COMPANY LLC

Springfield, New Jersey

August 15, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

International Integrated Incorporated:

We have audited the accompanying consolidated balance sheet of International Integrated Incorporated and Subsidiaries (collectively, the “Company”) as of June 30,  2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, for the six months ended June 30,  2001,  for the four months ended December 31, 2000 and for the year ended August 31, 2000. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2002, and the results of its operations and its cash flows for the year then ended, for the six months ended in June 30, 2001, for the four months ended December 31, 2000 and for the year ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, on May 12, 2000, the United States Food and Drug Administration (“FDA”) notified the Company that  further sales to customers by the Company’s subsidiary (PIP.America) would be suspended until the FDA has reviewed and approved the clinical study being  conducted by the Company.  The Company has currently enrolled all patients required for the clinical study and is in a monitoring phase, which management of the Company anticipates will be completed by the second quarter of calendar year 2003.

As discussed in Note O, additional equity and/or debt financing will be required in order to complete the Company’s acquisition of Hutchinson International, Inc.

Deloitte & Touche LLP

December 2, 2002, except for the last paragraph in Note O, as to which the date is February 7, 2003

MediCor Ltd.

Consolidated Balance Sheet

June 30, 2003
Assets

Current Assets:

Cash	$50,631
Receivables, less allowance for doubtful accounts of $3,151,832	193,634
Notes receivable	27,384
Inventories	139,828
Prepaid expenses and other current assets	106,228

Total Current Assets	517,705
Property, plant and equipment, net	374,740
Goodwill and other intangibles, net	4,423,342
Deposits	5,083,000
Other assets	43,882

Total assets	$10,442,669

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdraft	$128,387
Short term convertible debentures	410,000
Notes payable	222,770
Note payable to related party	6,776,593
Accounts payable	1,995,545
Accrued expenses and other current liabilities	1,564,550
Payroll taxes payable	24,675
Interest payable to related party	327,709
Interest payable	2,816

Total Current Liabilities	11,453,045

Long-term convertible debentures	300,000
Long-term accrued liabilities	1,413,597

Total liabilities	13,166,642

Commitments and contingencies (Note R)

Stockholders’ equity (deficit)

Common shares, $.001 par value, 100,000,000 shares authorized, 17,518,161 issued and outstanding	17,518
Capital in excess of par value	16,910,432
Accumulated (deficit)	(19,651,923)

Stockholders’ equity (deficit)	(2,723,973)

Total liabilities and stockholders’ equity	$10,442,669

See accompanying notes to consolidated financial statements

MediCor Ltd.

Consolidate Statements of Operations

For the Periods Ended As Noted

	Year Ended June 30, 2003	Year Ended June 30, 2002

Net sales	$1,676,905	$1,703,590
Cost of sales	412,729	442,627
Return of consigned inventory previously written down	(265,700)
Write down of inventory to fair market value	—	390,042

Gross profit	1,529,876	870,921
Operating Expenses:
Selling, general and administrative expenses	5,876,413	8,230,133
Research and development	190,625	294,723
	(4,537,162)	(7,653,935)
Operating Loss
Other income (expense):
Net interest expense	(503,847)	(362,226)

Loss before income taxes	(5,041,009)	(8,016,161)
Income taxes	870	—

Net Loss	(5,041,879)	(8,016,161)
Preferred dividends	147,852	201,398

Net loss attributable to common stockholders	$(5,189,731)	$(8,217,559)

Earnings per share data:
Weighted average shares, basic and diluted	15,733,011	11,693,937
Basic and diluted
Net loss per share	$(0.33)	$(0.70)

See accompanying notes to consolidated financial statements

MediCor Ltd.

Consolidated Statements of Cash Flows

For the Periods Ended As Noted

	Year Ended June 30, 2003	Year Ended June 30, 2002

Cash flows form operating activities:
Net loss	$(5,041,879)	$(8,016,161)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	251,368	197,851
Provision for doubtful accounts	(53,417)	3,128,172
Loss on disposal of property, plant and equipment	1,846	1,922
Inventory write down	—	390,042
Changes in operating assets and liabilities
Receivables	159,609	(2,194,715)
Notes receivable	(27,384)	—
Inventories	(31,192)	101,357
Prepaid expenses and other current assets	(30,958)	37,197
Other assets	(43,882)	—
Bank overdraft	128,387	—
Accounts payable	(950,922)	2,281,895
Accrued expenses and other current liabilities	(81,571)	970,415
Income taxes payable	—	(15,868)
Payroll taxes payable	10,879	13,796
Interest payable	330,525	(127,372)
Long term accrued liabilities	423,729	24,355
Net cash utilized by operating activities	(4,954,862)	(3,207,114)

Cash flows from investing activities:
Purchases of property, plant and equipment	(242,494)	(13,753)
Increase in deposits	(2,350,000)	(850,000)
Net cash utilized by investing activities	(2,592,494)	(863,753)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	560,000	150,000
Proceeds from issuance of short term debt	7,586,528	4,744,986
Payments on short term debt	(800,999)	(1,118,232)
Issuance of common stock	262,462	45,552
Issuance of preferred stock	120,599	424,763
Dividends paid	(147,852)	(201,398)
Net cash provided by financing activities	7,580,738	4,045,671
Net increase in cash	33,382	(25,196)
Cash at beginning of period	17,249	42,445

Cash at end of period	$50,631	$17,249

Supplemental Disclosure of Non-Cash Activities

On March 18, 2003, the Company acquired all of the outstanding shares of capital stock of Intellectual Property International Inc., a Delaware corporation (“IPI”), an intellectual property holding company, in consideration for the issuance of an aggregate of 600,000 shares of the Company’s common stock to the stockholders of IPI.  The company received patents valued at $3,000,000.

Preferred stock valued at $3,079,058 was converted to 510, 059 share of common stock during the year ended June 30, 2003.

Conversion of short-term debt to common stock	$—	$4,970,720

Common stock commission on sale of preferred stock	$—	$11,870

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for:

Interest	$705	$7,365
Taxes	$870	$—

See accompanying notes to consolidated financial statements

MediCor Ltd.

Consolidated Statements of Stockholders’ Equity

For the Periods Ended As Noted

			Par Value
	Number of Shares		Preferred Shares $.01	Common Shares $.001	Capital in excess of par value	Accumulated Deficit	Total
	Preferred	Common

Balance - July 1, 2001	301,447	11,634,778	3,014	11,635	9,059,925	(6,244,633)	2,829,941
Issuance of Preferred Shares	90,339	—	904	—	423,859	—	424,763
Issuance of Common Shares	—	2,934,309	—	2,934	4,042,618	—	4,045,552
Net Loss	—	—	—	—	—	(8,016,161)	(8,016,161)
Dividends Paid	—	—	—	—	—	(201,398)	(201,398)
Balance - June 30, 2002	391,786	14,569,087	3,918	14,569	13,526,402	(14,462,192)	(917,303)
Issuance of Preferred Shares	18,824	—	188	—	120,411	—	120,599
Issuance of Common Shares	—	1,776,915	—	1,777	3,260,023	—	3,261,800
Reverse Acquisition	—	661,900	—	662	—	—	662
Conversion of Preferred to Common	(410,610)	510,259	(4,106)	510	3,596	—	—
Net Loss	—	—	—	—	—	(5,041,879)	(5,041,879)
Dividends Paid	—	—	—	—	—	(147,852)	(147,852)
Balance - June 30, 2003	—	17,518,161	$—	$17,518	$16,910,432	$(19,651,923)	$(2,723,973)

See accompanying notes to consolidated financial statements

MEDICOR LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

Note A - Business Activity

MediCor Ltd. (the “Company”) was incorporated in December 2000.  The Company acquires, develops, manufactures and markets products for medical specialties in aesthetic plastic and reconstructive surgery, and dermatology markets.  Products include surgically implantable prostheses for aesthetic plastic and reconstructive surgery and scar management products.  The Company’s products are sold worldwide to hospitals, surgery centers and physicians through various distributors and direct sales personnel.

Prior to May 2000, through our III Acquisition Corp. subsidiary (which does business under the tradename PIP.America), we distributed in the United States saline filled breast implants manufactured by Poly Implants Protheses, S.A. on both a direct and a consigned inventory basis.  As of May 2000, the United States Food and Drug Administration (FDA) notified PIP.America that further distribution of the implants would be suspended until the FDA reviewed and approved the clinical study being conducted by Poly Implants Protheses.  Pursuant to a voluntary withdrawal from the market, sales of PIP.America products ceased in November of 2002 pending final Pre-Market Approval (PMA) clearance.  Poly Implants Protheses is currently conducting its clinical study and is in a monitoring phase.  We currently anticipate that this phase will be completed by the end of fiscal 2004 and that the FDA will approve commercialization in the United States of the products in the second quarter of fiscal 2005.  We are not, however, participating in the conduct of the clinical study and are dependent on Poly Implants Protheses obtaining the approval before we can recommence distribution of the products.

Note B - Summary of Significant Accounting Policies

Basis of Presentation

On February 7, 2003, SC Merger Corp., Ltd., a British Virgin Islands company and wholly owned subsidiary of the Company, merged with and into International Integrated Incorporated, a British Virgin Islands company (“III”), with III as the surviving entity.  The February 7, 2003 merger has been accounted for as a reverse acquisition.  In accordance with Statement of Financial Accounting Standards No. 141, for accounting purposes III has been treated as the continuing reporting entity that acquired Scientio, Inc.  Therefore, the reports filed by the Company after the reverse acquisition parallel the financial reporting required under generally accepted accounting principles as if III were the legal successor to Scientio, Inc.’s reporting obligation as of the date of the merger.  The Annual Report on Form 10-KSB is filed based on the fiscal year of III, the accounting acquirer.  In accordance with Statement of Financial Accounting Standards No. 141, the Company has included in its results of operations for the year ended June 30, 2003 the results of Scientio, Inc. from February 7, 2003.

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

Receivables

The Company has reserved $3,151,832 against certain receivables due to issues regarding collectibility.  The Company intends to pursue all avenues to collect on amounts due.

Product Warranties

III Acquisition Corp. d/b/a PIP.America (“PIP.America”), a subsidiary of the Company, provides a warranty replacement program to surgeons for deflations for a period of ten (10) years from the date of implantation.  For each deflation, the surgeon receives financial assistance plus a free replacement. Management estimated the amount of potential future warranty claims based on statistical analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.  Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company’s reported expenses and results of operations.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long

Lived Assets.” Which supercedes SFAS No 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations.  Adoption of this statement had no material effect on its financial position or results of operations.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company does not believe that any such changes have taken place.

Research and Development

Research and development costs are expensed by the Company as incurred, including the costs of clinical studies and other regulatory approval activities.

Shares and Share Amounts

Effective as of February 7, 2003, the Company merged with International Integrated Incorporated (“III”).  All references in the financial statements to the number of shares and per share amounts have been retroactively restated to reflect the increased number of common stock outstanding.

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combination” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 is effective as of July 1, 2001 and SFAS No. 142 is effective January 2002 for companies having fiscal years beginning after December 15, 2001.  Under SFAS No. 142, goodwill will not be amortized, but will be subject to impairment testing.  The Company adopted SFAS No. 141 and SFAS No. 142 effective for the fiscal year beginning July 1, 2002.  The Company has evaluated SFAS No. 141 and has determined that it will not have an effect on the Company’s June 30, 2003 consolidated financial statements.  The absence of goodwill amortization as a result of adopting SFAS No. 142 did not have a material effect on the Company’s consolidated results of operations or financial position.  There was no indication that goodwill was impaired.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company has determined that SFAS No. 143 will not have an effect on the Company’s June 30, 2003 financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to be Disposed of,” and provisions of Accounting Principles Board Opinion (“APB”) No. 30, “Reporting of Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions” for the disposal of segments of a business.  This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  Adoption of SFAS No. 144 in the first quarter of fiscal 2003 had no impact on the Company’s consolidated results of operations or financial position.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The most significant provisions of this statement relate to the rescission of Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt;” and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changes conditions.  Under this new statement, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet certain defined criteria as an extraordinary item in prior periods must be reclassified.  This statement is effective for financial statements issued on or after May 15, 2002.  The Company has completed an evaluation of SFAS No. 145, and has determined that it will not have an effect on the consolidated financial statements.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Statement No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Adoption of this statement did not have a material effect on the Company’s consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition / measurement requirements related to certain guarantees.  The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition and measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  The adoption of FI N45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  Statement 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation.  Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim

Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. Statement No. 148 is effective for fiscal years ending after December 15, 2002.  The Company will continue to account for stock-based employee compensation under the intrinsic value method of Opinion 25 but adopted the disclosure provisions of Statement No. 148 in the fourth quarter of fiscal 2003.  Adoption of this standard did not have a material effect on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  A variable interest entity (“VIE”) is one where the contractual or ownership interest in an entity change with changes in the entity’s net asset value.  This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary.  At the effective date, the Company has not entered into any VIEs.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 establishes accounting and reporting standards for derivative instruments and for hedging activities.  This statement is effective for contracts entered into or modified after June 30, 2003.  The Company is calculating the effect that this SFAS will have on its financial statements.

Note C - Cash & Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note D – Accounts Receivable and Notes Receivable

Accounts receivable at June 30, 2003 consisted of:

Accounts receivable	$3,345,466
Allowance for doubtful accounts	(3,151,832)

Total	$193,634

PIP.America has a distribution agreement with a third-party manufacturer (Poly Implants Protheses, S.A.) for certain surgically implantable prosthesis.  As part of the distribution agreement certain expenses are reimbursable to the Company by the manufacturer.

Accounts receivable consist primarily of reimbursements associated with the PIP. America replacement program, clinical study expenses and returned products.

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2002	$3,205,249
Provisions/(recovery)	(53,417)
Write-offs	—
Balance June 30, 2003	$3,151,832

The notes receivable balance of $27,384 at June 30, 2003 was for stock purchases paid in full on July 31, 2003.

Note E – Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at June 30, 2003 consisted of:

Raw Materials	$125,607
Finished Goods	14,221

Total	$139,828

The 2002 value of consigned inventory of implants in physician offices on the books of the PIP.America subsidiary of the company was uncertain.  A voluntary withdrawal of such inventory form the market was initiated subsequent to June 30, 2002 in conjunction with an agreement reached between the FDA and PIP.America.  Accordingly, the Company wrote down such inventory to a fair market value of zero as of June 30, 2002.  During the year ended June 30, 2003, inventory previously written down to a fair market value of zero was returned to the manufacture for credit.

Note F - Property and Equipment

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

Property and equipment at June 30, 2003 consisted of:

Leasehold Improvements	$137,518
Furniture, Fixtures and equipment	402,420
Computer Equipment and tools and dies	136,950

Subtotal	676,888
Accumulated depreciation	(302,148)

Total	$374,740

Depreciation expense was $110,384 for the year ended June 30, 2003 and $97,091 for the year ended June 30, 2002.

Note G – Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the identified assets (including other intangible assets) and liabilities assumed in the  acquisition of HPL Biomedical, Inc.  The Company adopted SFAS No. 142 and no longer amortized goodwill.  Other intangible assets are recorded at fair value and amortized over periods ranging from 3 to 17 years.

Goodwill and other intangibles as of June 30, 2003 consisted of:

Goodwill	$1,219,210
Distribution Agreements	225,000
Non-compete	130,000
Patents	3,100,000
Other	23,083

Subtotal	4,697,293
Accumulated amortization	(273,951)

Total	$4,423,342

The increase in goodwill and other intangibles net was due to the purchase of $3,000,000 of patents relating to the March 18, 2003 acquisition of all of the outstanding shares of capital stock of Intellectual Property International Inc., an intellectual property holding company, as described in Note M, and amortization of patents and other intangibles of $140,384.  Amortization for the year ended June 30, 2002 was $99,950.

III acquired HPL Biomedical, Inc. on February 28, 2001.  The purchase price included a cash payment of $1,240,000 and the assumption of $860,000 in liabilities, $647,000 of which were amounts due to the III and were eliminated upon consolidation when the transactions was consummated.  The recording of this transaction created $1,697,000 in intangibles consisting of $1,219,200 in goodwill, $225,000 in distribution agreements, $130,000 in non-compete provisions, $100,000 for a patent and $23,083 in other intangibles.

The following table reconciles previously reported net loss and loss per share for the years ended June 30, 2003 and June 30, 2002 to net loss and loss per share as adjusted for the cessation of amortization expense related to our goodwill balances.

	Year Ended June 30, 2003	Year Ended June 30, 2002
Net loss as reported	$(5,189,731)	$(8,217,559)
Amortization of goodwill, net of tax	—	31,480

Net loss as adjusted	$(5,189,731)	$(8,186,079)

Basic and diluted loss per share information
Loss per share as reported	(0.33)	$(0.87)
Amortization of goodwill, net of tax	$—	—

Loss per share adjusted	$(0.33)	$(0.87)

Note H – Deposits

Deposits at June 30, 2003 totaled $5,083,000.  In 2000, the Company obtained the right to purchase a 7.5% common equity interest in a third-party manufacturer from its founder for $3,750,000.  In 2000, the Company made a non-refundable deposit of $1,883,000 against the purchase price.  The Company is under no obligation to fund the remainder of the payment or the exercise the purchase right.  The remaining deposit balance of $3,200,000 is related to an asset purchase agreement described in Note R.

Note I – Accrued Expenses

Accrued expenses and other current liabilities at June 30, 2003 consisted of:

Consulting	$985,500
Product warranty reserve	404,591
Other	174,459

Total	$1,564,550

Consulting fees consisted of amounts relating to consulting agreements with key executives.

Other accrued expenses included salaries and employee benefits, dividends, legal and other miscellaneous accrued expenses.

Long-term accrued liabilities of $1,413,597 at June 30, 2003 consisted of product warranty reserves.

Note J – Convertible Debentures

Short-term Convertible Debentures of $410,000 at June 30, 2003 consisted of short-term Convertible Debentures paying 10-15% interest.  Interest is prepaid and amortized over the life of the Convertible Debenture.  The Convertible Debentures are convertible within one year at the holder’s discretion to shares of Company common stock at a price of $4.02.  These convertible debentures mature between June 2003 and December 2003. During the year ended June 30, 2002, $150,000 of Short-term Convertible Debentures was converted to 37,281 shares of common stock.

Long-term Convertible Debentures of $300,000 at June 30, 2003 consisted of long-term Convertible Debentures paying 8% interest.  Interest is prepaid and amortized over the life of the Convertible Debenture. The Convertible Debentures are convertible after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date at the holder’s discretion to shares of Company common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date. These convertible debentures mature between April 2006 and June 2006.

There were costs of $86,250 associated with the above Convertible Debentures, of which $42,368 was amortized. The remaining balance of $43,882 will be amortized over the life of the Convertible Debentures.

Note K – Notes Payable

Notes payable of $222,770 at June 30, 2003 consisted of the following: $200,000 in one year notes paying 8% interest and $22,770 in a nine-month term loan with an initial principal amount of $30,000 with an interest rate of 15%.  Interest on the 8% notes is payable quarterly on the last calendar day of the quarter.  At maturity, at the holder’s discretion, the 8% notes may be either repaid or converted to shares of Company common stock at a mutually agreed upon price per share.  The 15% loan was provided to a subsidiary of the Company from the spouse of a key employee of that subsidiary.

Note L – Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a company in which the Company’s Chairman has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Balance Sheet of $6,776,593 at June 30, 2003.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%).  During the year ended June 30, 2003, LLC advanced $7,363,759 to the Company, of which none was converted to common stock and $800,999 was repaid.  Interest expense relating to this note payable was $327,709 for the year ended June 30, 2003.  The unpaid liability for these expenses are included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company had a commitment from LLC to fund operating shortfalls as necessary for each period presented.

Our chief executive officer was a partner at the law form of Sheppard, Mullin, Richter & Hampton, LLP from September 2001 to September 2003.  Sheppard Mullin provides corporate legal services to MediCor.  Fees of $510,885 were paid to Sheppard Mullin for fiscal 2003.

Ms. Nikki Pomeroy, an adult daughter of Donald K. McGhan, Chairman of the Board, is a consultant to the Company and was paid $67,363 in fiscal 2003.  Additionally, shares held in various entities beneficially owned or controlled by Ms Pomeroy total 1,445,844, not including shares owned or controlled by Ms. Pomeroy’s adult son.

Note M – Federal Income Taxes

The benefit for income taxes reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	June 30, 2003	June 30, 2002

Current	$1,814,778	$1,089,784
Deferred	240,568	3,347,104

Total Benefit	2,055,346	4,436,888
Less allowance for realization of deferred tax asset	$(2,055,346)	(4,436,888)

Benefit Net	$—	$—

As of June 30, 2003, the Company recorded allowances of $6,492,224 and $4,436,888, respectively, against certain future tax benefits, the realization of which is currently uncertain.  Subsequent to the end of the periods noted, no deferred tax benefits were recorded as assets for taxable losses of the Company.  The deferred differences related to certain accounts receivable and depreciation/amortization not currently deductible as expenses under IRS provisions.  Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.

Primary components of the deferred tax asset at the periods noted were approximately as follows:

	June 30, 2003	June 30, 2002

Computed expected income tax asset/(liability) at 34%	$1,814,778	$1,450,651
Adjustments
Net operating loss	2,918,064	1,467,413
Allowance for bad debt	1,071,617	1,089,784
Warranty reserve	624,677	373,774
Depreciation and amortization	63,088	55,256

Income tax benefit	$6,492,224	$4,436,878
Less allowance for realization of deferred tax asset	(6,492,224)	(4,436,878)

Deferred tax asset, net	$—	$—

Note N – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Year ended June 30, 2003	Year ended June 30, 2002

Weighted average outstanding shares: basic	15,733,011	11,693,937
Common equivalent shares	—	—
Weighted average outstanding shares: diluted	15,733,011	11,693,937

Certain common equivalent shares have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note O – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants.1,242,680 shares were reserved for issuance pursuant to the Company’s stock option plan and up to 3,038,356 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company’s share option activity and related information is summarized below:

	Year Ended June 30, 2003
	Options	Weighted Average Exercise Price

Options outstanding at beginning of period	3,560,284	$0.33
Granted	1,155,695	$1.05
Exercised	(1,130,842)	$0.10
Cancelled	(546,781)	$0.95

Options outstanding at end of period	3,038,356	$0.59

The following table summarizes information about stock options outstanding at June 30, 2003:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ 0.05 - $0.10	1,606,164	2.58	$0.08	1,522,283	$0.07
$ 1.00 - $2.01	1,432,194	4.07	$1.17	580,949	$1.25

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of FAS 148..

	Year Ended June 30, 2003	Year Ended June 30, 2002

Net Loss, as reported	$(5,189,731)	$(8,217,559)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(192,537)	(16,649)

Pro forma net loss	$(5,382,268)	$(8,234,208)

Loss per share:
Basic and diluted	$(0.33)	$(0.71)

Basic and diluted - pro forma	$(0.34)	$(0.71)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The estimated fair value of each MediCor option granted is calculated using the Black-Scholes pricing model.  The weighted average assumptions used in the model were as follows:

	2003		2002
Risk-free interest rate	3.5	0%	6.00-6.50%
Expected years until exercise	6	Years	3-4 Years
Expected stock volatility	0.	0%	0.0%
Dividend yield	0%		0

The Company also issued warrants to purchase 86,988 shares of common stock to consultants in connection with consulting agreements. Warrants were granted between 1999 and 2001 at prices between $.08 and $1.61.  All warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Note P – Acquisitions

On February 7, 2003, SC Merger Corp., Ltd., a British Virgin Islands company and wholly owned subsidiary of the Company, merged with and into III, a British Virgin Islands company, with III as the surviving entity.  The merger has been accounted for as a reverse acquisition.  In accordance with Statement of Financial Accounting Standards No. 141, for accounting purposes III has been treated as the continuing reporting entity that acquired Scientio, Inc.  Therefore, the reports filed by the Company after the reverse acquisition parallel the financial reporting required under generally accepted accounting principles as if III were the legal successor to Scientio, Inc.’s reporting obligation as of the date of the merger.  The Annual Report on Form 10-KSB is filed based on the fiscal year of III, the accounting acquirer.  In accordance with Statement of Financial Accounting Standards No. 141, the Company has included in its results of operations for the year ended June 30, 2003 the results of Scientio, Inc. from February 7, 2003.  In the merger, all of the outstanding shares of capital stock of III were converted into an aggregate of 15,079,439 shares of common stock of the Company based on a conversion ratio of 1.24268 shares of Company common stock for each outstanding share of III capital stock.  As part of the conversion, all outstanding preferred stock of III was converted into common shares of the Company.  Additionally, 661,900 shares were issued to shareholders of Sciento, Inc.in conjunction with the merger.

On March 18, 2003, the Company acquired all of the outstanding shares of capital stock of Intellectual Property International Inc., a Delaware corporation (“IPI”), an intellectual property holding company, in consideration of the issuance of an aggregate of 600,000 shares of the Company’s common stock to the stockholders of IPI.  As a result of the acquisition the Company acquired patents valued at $3,000,000.

Note Q - Business Segment Information

The Company operates as a single business in multiple geographic locations within the U.S. and internationally in the medical device technology segment of the medical/health care market, and as such does not have multiple segments to report.  Revenues from customers attributable to any individual foreign country were not material.

Note R – Commitments and Contingencies

The Company has received a written commitment from International Integrated Industries, LLC, an affiliate of the Company’s chairman, to provide sufficient cash to fund any operating loss through July 1, 2004.  The same entity has provided the Company an aggregate of over $22 million in funding from the Company’s inception through June 30, 2003.  The future funding may take the form of debt or equity or a combination thereof.

Pursuant to an Asset Purchase Agreement signed April 25, 2002, the Company agreed to acquire substantially all of the assets of a privately-held United States medical products distributor.  The maximum purchase price under the agreement is $10,000,000, subject to downward adjustments based on the time elapsed before closing.  The closing is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United Stated of the products to be distributed, which the Company anticipates will occur before the end of the second quarter of fiscal 2004.  The Company is making weekly deposits of $50,000 against the adjusted purchase price.  As of June 30, 2003, deposits paid totaled $3,200,000.

In October 1999, June 2000, and July 2003, separate but related complaints were filed by Saul Kwartin,  Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against III Acquisition Corporation, a Delaware corporation (which operates under the tradename PIP.America), a subsidiary of MediCor, as co-defendant with PIP/USA, Inc. and Poly Implants Prostheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  In the first two cases, plaintiffs purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and PIP/USA, Inc. and seek to impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortuous and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Prostheses.  In the third case, filed in 2003, MediCor is named but has not yet been served, but does anticipate being a defendant.

Peggy Williams v. PIP/USA, Case No. 03 CH 9654, Jessica Fischer Schnebel, etc, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, etc. et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman etc. et al. v. PIP/USA, Inc., Case No. 03CH10832 & Karen S. Witt etc. et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.

Each is styled as a “class action.”  PIP.America is a defendant in one of the cases.  The other four cases name PIP/USA, Inc., the former U.S. distributor for Poly Implants Prostheses breast implants and Poly Implants Prostheses, although plaintiffs incorrectly refer in the complaints to PIP.America as a d/b/a of PIP/USA.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys fees and costs, injunctive relief and damages under the Illinois Consumer Fraud Act.

Salinas I. Landers, etc. et al. v. Poly Implants Prostheses, etc. et al., Case No. CV 030377, was filed in June 2003 in the Superior Court of San Luis Obispo County, California.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys’ fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California’s Song-Beverly Consumer Warranty Act and Unfair Competition Law.  PIP.America has filed a demurrer challenging the sufficiency of plaintiffs’ allegations, which is scheduled to be heard on October 7, 2003.

Marsha Dicken etc. et al. v. PIP/USA, Inc. etc. et al., Case No. 2003-05588, was filed in or around July 2003 in the District Court of Harris County, Texas.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas’ Deceptive Trade Practices Act with respect to implant products.  Plaintiffs seek unspecific compensatory damages, additional statutory damages, interest, attorneys’ fees and costs.  The court has scheduled a pretrial conference to be held on June 18, 2004, and has specified that a trial date will be set shortly thereafter.

Though it is not yet possible to predict the outcome of the cases above, MediCor has denied plaintiffs’ allegations and is vigorously defending against certification of any class, and upon the merits of each lawsuit.  While we are desirous to honor our obligations under warranty provisions, we are fully indemnified by both PIP/USA, Inc. Poly Implants Prostheses, and Poly Implants Prostheses’ President Jean Claude Mas personally, from all claims, including those asserted above, and thus believe the costs associated with such matters will not have a material adverse impact on our business, results of operations or financial position.

PIP.America has and will continue to be periodically named as a defendant in other lawsuits in the normal course of its business, including product liability and product warranty claims asserted against PIP.America.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict.  Claims against PIP.America have been and are periodically reviewed with counsel in the ordinary course of business.  We presently believe we have meritorious defenses in all lawsuits in which we or any of our subsidiaries are defendants.  While it is not possible to predict the outcome of such matters, we believe that the costs associated with such matters will not have a material adverse impact on our business, results of operations or financial position.  As of June 30, 2003, there has been no liability recorded for any of these actions as the probable outcome of these actions cannot be determined at this time.

The Company leased office, manufacturing and warehouse facilities and office equipment under various terms.  Lease expenses amounted to $519,398 and $572,777 for the years ended June 30, 2003 and 2002, respectively.  Future minimum lease payments are approximated as follows:

Year ended June 30,	Amount

2004	220,259
2005	234,137
2006	251,118
2007	268,290
2008	175,253

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement of Merger, dated as of February 7, 2003, by and among Scientio, Inc., International Integrated Incorporated, SC Merger Ltd., certain members of International Integrated Incorporated and certain stockholders of Scientio, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2003, Commission File No. 333-64420)

3.1

Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3(1) to the Registrant’s Registration Statement on Form SB-2/A filed September 14, 2001, Commission File No. 333-64420)

3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant
3.3	Amended and Restated Bylaws of the Registrant
10.1*

Securities Purchase Agreement, dated as of March 18, 2003, by and among the Registrant, Graeco2, Limited and AAB Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, Commission File No. 333-64420)

10.2*	Asset Purchase Agreement, dated as of April 19, 2002
10.3	MediCor Ltd. 1999 Amended and Restated Stock Compensation Program
10.4	Lease Agreement between the Registrant and Skyview Business Park, LLC
10.5	Lease Agreement Addendum between the Registrant and Skyview Business Park, LLC
10.6	Employment Agreement dated June 2, 2003 between the Registrant and Thomas R. Moyes
10.7	Option Agreement dated July 18, 2003 between the Registrant and Thomas R. Moyes
10.8	Form of Consultant Warrant
10.9	Form of Employee Stock Option
10.10*	Amendment No. 1 to Asset Purchase Agreement, dated as of November 20, 2002
21	Subsidiaries of the Registrant
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

*                                         Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission.

E-1