Form 10-Q
period 2003-09-30
MEDICOR LTD
filed 2003-11-14
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50442

MEDICOR LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	14-1871462
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4560 S. Decatur Blvd, Suite 300 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 932-4560
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

On November 10, 2003, there were 17,566,833 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

MEDICOR LTD.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MediCor Ltd.

Consolidated Balance Sheet

September 30, 2003

(Unaudited)

Assets

Current Assets:

Cash	$126,333
Receivables, less allowance for doubtful accounts of $3,262,322	174,451
Inventories	131,097
Prepaid expenses and other current assets	143,942

Total Current Assets	575,823
Property, plant and equipment, net	335,996
Goodwill and other intangibles, net	4,333,960
Deposits	5,633,000
Other assets	54,579

Total assets	$10,933,358

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdraft	$27,410
Short term convertible debentures	410,000
Notes payable	207,758
Note payable to related party	8,491,593
Accounts payable	1,673,838
Accrued expenses and other current liabilities	1,382,201
Payroll taxes payable	26,456
Interest payable to related party	528,076
Interest payable	11,587

Total Current Liabilities	12,758,919

Long-term convertible debentures	650,000
Long-term accrued liabilities	1,429,507

Total liabilities	14,838,426

Commitments and contingencies (Note S)

Stockholders’ equity (deficit)

Common shares, $.001 par value, 100,000,000 shares authorized, 17,548,192 issued and outstanding, net of 20,298 treasury shares at par	17,548
Capital in excess of par value	16,914,137
Accumulated (deficit)	(20,836,753)

Stockholders’ equity (deficit)	(3,905,068)

Total liabilities and stockholders’ equity	$10,933,358

See accompanying notes to unaudited consolidated financial statements

MediCor Ltd.

Consolidated Statements of Operations

Three Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002

Net sales	$336,340	$419,396
Cost of sales	78,213	145,976
Return of consigned inventory previously written down	(22,575)	—

Gross profit	280,702	273,420
Operating Expenses:
Selling, general and administrative expenses	1,187,845	1,241,612
Research and development	9,125	21,675
	(916,268)	(989,867)
Operating Loss
Other income (expense):
Net interest expense	(228,579)	(18,133)

Loss before income taxes	(1,144,847)	(1,008,000)
Income taxes	—	—

Net Loss	(1,144,847)	(1,008,000)
Preferred dividends	—	60,965

Net loss attributable to common stockholders	$(1,144,847)	$(1,068,965)

Earnings per share data:
Weighted average shares, basic and diluted	17,547,156	14,569,087
Basic and diluted
Net loss per share	$(0.07)	$(0.07)

See accompanying notes to unaudited consolidated financial statements

MediCor Ltd.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,144,847)	$(1,008,000)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	128,126	42,118
Provision for doubtful accounts	110,490	177,875
Inventory write down	22,575	—
Loss on disposal of property, plant and equipment	—	—
Changes in operating assets and liabilities
Receivables	(91,307)	(41,768)
Notes receivable	27,384	—
Inventories	(13,844)	(13,426)
Prepaid expenses and other current assets	(37,715)	(22,959)
Other assets	(10,697)	(27,083)
Bank overdraft	(100,977)	—
Accounts payable	(321,707)	(198,859)
Accrued expenses and other current liabilities	(182,349)	(119,386)
Payroll taxes payable	1,782	(4,175)
Interest payable	209,138	14,133
Long term accrued liabilities	15,910	(6,102)
Net cash utilized by operating activities	(1,388,038)	(1,207,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3,691)
Increase in deposits	(550,000)	(700,000)
Net cash utilized by investing activities	(550,000)	(703,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	350,000	275,000
Proceeds from issuance of short term debt	1,715,000	2,082,425
Payments on short term debt	(15,012)	(409,314)
Issuance of common stock	3,751	—
Purchase of treasury stock	(39,999)	—
Issuance of preferred stock	—	57,485
Dividends paid	—	(60,965)
Net cash provided by financing activities	2,013,740	1,944,631
Net decrease in cash	75,702	33,308
Cash at beginning of period	50,631	17,249

CASH AT END OF PERIOD	$126,333	$50,557

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the three months for:

Interest	$28,212	$4,000
Taxes	$—	$—

See accompanying notes to unaudited financial statements.

MEDICOR LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

(Unaudited)

Note A - Business Activity

MediCor Ltd. (the “Company” or “MediCor”) was incorporated in December 2000.  The Company acquires, develops, manufactures and markets products for medical specialties in aesthetic plastic and reconstructive surgery, and dermatology markets.  Products include surgically implantable prostheses for aesthetic plastic and reconstructive surgery and scar management products.  The Company’s products are sold worldwide to hospitals, surgery centers and physicians through various distributors and direct sales personnel.

Note B - Summary of Significant Accounting Policies

Basis of Presentation

On February 7, 2003, SC Merger Corp., Ltd., a British Virgin Islands company and wholly owned subsidiary of the Company, merged with and into International Integrated Incorporated, a British Virgin Islands company (“III”), with III as the surviving entity.  The February 7, 2003 merger has been accounted for as a reverse acquisition.  In accordance with Statement of Financial Accounting Standards No. 141, for accounting purposes III has been treated as the continuing reporting entity that acquired Scientio, Inc. (the Company's former name).  Therefore, the reports filed by the Company after the reverse acquisition parallel the financial reporting required under generally accepted accounting principles as if III were the legal successor to Scientio, Inc.’s reporting obligation as of the date of the merger.  The Quarterly Report on Form 10-QSB is filed based on the fiscal year of III, the accounting acquirer.

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

Receivables

The Company has reserved $3,262,322 against certain receivables due to issues regarding collectibility.  The Company intends to pursue all avenues to collect on amounts due.

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

Accounting for Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations.  Adoption of this statement had no material effect on its financial position or results of operations.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company does not believe that any such changes have taken place.

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

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combination” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 is effective as of July 1, 2001 and SFAS No. 142 is effective January 2002 for companies having fiscal years beginning after December 15, 2001.  Under SFAS No. 142, goodwill will not be amortized, but will be subject to impairment testing.  The Company adopted SFAS No. 141 and SFAS No. 142 effective for the fiscal year beginning July 1, 2002.  The Company has evaluated SFAS No. 141 and has determined that it will not have an effect on the Company’s September 30, 2003 consolidated financial statements.  The absence of goodwill amortization as a result of adopting SFAS No. 142 did not have a material effect on the Company’s consolidated results of operations or financial position.  There was no indication that goodwill was impaired.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company has determined that SFAS No. 143 will not have an effect on the Company’s September 30, 2003 financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  A variable interest entity (“VIE”) is one where the contractual or ownership interest in an entity change with changes in the entity’s net asset value.  This interpretation requires the consolidation of a VIE by the primary beneficiary, and also requires disclosure about VIEs where an enterprise has a significant variable interest but is not the primary beneficiary.  At the effective date, the Company has not acquired an interest in any VIEs.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 establishes accounting and reporting standards for derivative instruments and for hedging activities.  This statement is effective for contracts entered into or modified after June 30, 2003.  The Company has determined that adoption of SFAS No. 149 will not have a material effect on the Company’s financial position or results of operations.

Note C – Interim Reporting

The accompanying unaudited consolidated financial statements for the three- month periods ended September 30, 2003 and September 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year.

Note D – Cash & Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note E – Accounts Receivable and Notes Receivable

Accounts receivable at September 30, 2003 consisted of:

Accounts receivable	$3,436,773
Allowance for doubtful accounts	(3,262,322)

Total	$174,451

PIP.America has a distribution agreement with a third-party manufacturer (Poly Implants Protheses, S.A.) for certain surgically implantable prosthesis.  As part of the distribution agreement certain expenses are reimbursable to the Company by the manufacturer.  Accounts receivable consist primarily of reimbursements associated with the PIP.America replacement program, clinical study expenses and returned products.

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2003	$3,151,832
Provisions/(recovery)	110,490
Write-offs	—
Balance September 30, 2003	$3,262,322

Note F – Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at September 30, 2003 consisted of:

Raw Materials	$118,165
Finished Goods	12,932

Total	$131,097

The 2002 value of consigned inventory of implants in physician offices on the books of the PIP.America subsidiary of the company was uncertain.  A voluntary withdrawal of such inventory from the market was initiated subsequent to June 30, 2002 in conjunction with an agreement reached between the FDA and PIP.America.  Accordingly, the Company wrote down such inventory to a fair market value of zero as of June 30, 2002.  During the three months ended September 30, 2003, inventory previously written down to a fair market value of zero was returned to the manufacturer for credit.

Note G - Property and Equipment

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

Property and equipment at September 30, 2003 consisted of:

Leasehold Improvements	$137,518
Furniture, Fixtures and equipment	402,421
Computer Equipment and tools and dies	136,950

Subtotal	676,889
Accumulated depreciation	(340,893)

Total	$335,996

Depreciation expense was $38,744 for the three months ended September 30, 2003 and $25,001 for the three months ended September 30, 2002.

Note H – Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the estimated fair value of the identified assets (including other intangible assets) and liabilities assumed in the acquisition of HPL Biomedical, Inc. d/b/a Biodermis (“Biodermis”).  The Company adopted SFAS No. 142 and no longer amortized goodwill.  Other intangible assets are recorded at fair value and amortized over periods ranging from 3 to 17 years.

Goodwill and other intangibles as of September 30, 2003 consisted of:

Goodwill	$1,219,210
Distribution Agreements	225,000
Non-compete	130,000
Patents	3,100,000
Other	23,083

Subtotal	4,697,293
Accumulated amortization	(363,333)

Total	$4,333,960

The increase in goodwill and other intangibles net was due to the purchase of $3,000,000 of patents relating to the March 18, 2003 acquisition of all of the outstanding shares of capital stock of Intellectual Property International Inc., an intellectual property holding company, as described in Note Q, and amortization of patents and other intangibles of $89,382.  Amortization for the three months ended September 30, 2002 was $17,117.

Note I – Deposits

Deposits at September 30, 2003 totaled $5,633,000.  In 2000, the Company obtained the right to purchase a 7.5% common equity interest in a third-party manufacturer from its founder for $3,750,000.  In 2000, the Company made a non-refundable deposit of $1,883,000 against the purchase price.  The Company is under no obligation to fund the remainder of the payment or the exercise the purchase right.  The remaining deposit balance of $3,750,000 is related to an asset purchase agreement described in Note S.

Note J – Accrued Expenses

Accrued expenses and other current liabilities at September 30, 2003 consisted of:

Consulting	$842,500
Product warranty reserve	404,591
Other	135,110

Total	$1,382,201

Consulting fees consisted of amounts relating to consulting agreements with key executives.

Other accrued expenses included salaries and employee benefits, legal and other miscellaneous accrued expenses.

Long-term accrued liabilities of $1,429,507 at September 30, 2003 consisted of product warranty reserves.

Note K – Convertible Debentures

Short-term convertible debentures at September 30, 2003 were $410,000.  These convertible debentures pay 10-15% interest.  Interest is prepaid and amortized over the life of the convertible debenture.  The convertible debentures are convertible within one year at the holder’s discretion to shares of Company common stock at a price of $4.02.  These convertible debentures mature between October 2003 and August 2004. During the three months ended September 30, 2002, $200,000 of short-term convertible debentures were rolled over into a new one-year debenture.

Long-term convertible debentures at September 30, 2003 were $650,000.  The increase of $350,000 was due to issuance of long- term convertible debentures paying 8% interest.  Interest is prepaid and amortized over the life of the convertible debenture. The convertible debentures are convertible after one year and at the 18-month, 24-month, 30-

month and 36-month anniversary of the issuance date at the holder’s discretion to shares of Company common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date. These convertible debentures mature between April 2006 and August 2006.

There were costs of $28,000 associated with the above change in long-term convertible debentures, of which $2,074 was amortized. The remaining balance of $25,926 will be amortized over the life of the long-term convertible debentures.

Note L – Notes Payable

Notes payable were $207,758 at September 30, 2003 and consisted of the following: $200,000 in one-year notes paying 8% interest and $7,758 in a nine-month term loan with an initial principal amount of $30,000 with an interest rate of 15%.  Interest on the 8% notes is payable quarterly on the last calendar day of the quarter.  At maturity, at the holder’s discretion, the 8% notes may be either repaid or converted to shares of Company common stock at a mutually agreed upon price per share.  The 15% loan was provided to a subsidiary of the Company from the spouse of a key employee of that subsidiary.

Note M – Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a company in which the Company’s Chairman has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Balance Sheet of $8,491,593 at September 30, 2003.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%).  During the three months ended September 30, 2003, LLC advanced $1,715,000 to the Company, of which none was converted to common stock and none was repaid.  Interest expense relating to this note payable was $200,367 for the three months ended September 30, 2003.  The unpaid liability for these expenses are included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company had a commitment from LLC to fund operating shortfalls as necessary for the period presented.

Note N – Federal Income Taxes

The benefit for income taxes reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	September 30,2003	September 30,2002

Current	$389,248	$342,720
Deferred	263,086	(4,227)

Total Benefit	652,334	338,493
Less allowance for realization of deferred tax asset	$(652,334)	$(338,493)

Benefit Net	$—	$—

As of September 30, 2003 and September 30, 2002, the Company recorded allowances of $6,907,595 and $4,775,371, respectively, against certain future tax benefits, the realization of which is currently uncertain.  Subsequent to the end of the periods noted, no deferred tax benefits were recorded as assets for taxable losses of the Company.  The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under IRS provisions.  Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.

Primary components of the deferred tax asset at the periods noted were approximately as follows:

	September 30, 2003	September 30, 2002

Computed expected income tax asset/(liability) at 34%	$389,248	$342,720
Adjustments
Net operating loss	4,732,842	2,918,064
Allowance for bad debt	1,100,233	1,090,125
Warranty reserve	618,184	365,206
Depreciation and amortization	67,088	59,256

Income tax benefit	$6,907,595	$4,775,371
Less allowance for realization of deferred tax asset	(6,907,595)	(4,775,371)

Deferred tax asset, net	$—	$—

Note O – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002

Weighted average outstanding shares: basic	17,547,156	14,569,087
Common equivalent shares	—	—
Weighted average outstanding shares: diluted	17,547,156	14,569,087

Certain common equivalent shares have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note P – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants.  There were 1,242,680 shares reserved for issuance pursuant to the Company’s stock option plan and up to 6,000,000 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company’s share option activity and related information is summarized below:

	Three Months Ended September 30, 2003
	Options	Weighted Average Exercise Price

Options outstanding at beginning of period	3,038,356	$0.93
Granted	320,000	$1.26
Exercised	(46,600)	$0.08
Cancelled	(77,668)	$1.47

Options outstanding at end of period	3,234,088	$0.96

Options exercisable at end of period	1,947,751	$0.44

The following table summarizes information about stock options outstanding at September 30, 2003:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.05 - $0.10	1,559,563	2.0	$0.08	1,550,242	$0.08
$1.00 - $2.01	1,554,525	5.1	$1.35	392,509	$1.80
$3.00 - $3.80	120,000	6.8	$0.63	5,000	$3.80

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of FAS 148.

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002

Net Loss, as reported	$(1,144,847)	$(1,068,965)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(223,701)	(36,984)

Pro forma net loss	$(1,368,548)	$(1,105,949)

Loss per share:
Basic and diluted	$(0.07)	$0.07

Basic and diluted - pro forma	$(0.08)	$(0.08)

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

The estimated fair value of each MediCor option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

	2003	2002

Risk-free interest rate	3.50%	6.00-6.50%
Expected years until exercise	2-6 Years	3-4 Years
Expected stock volatility	0.0%	0.0%
Dividend yield	0%	0%

The Company also issued warrants to purchase 86,988 shares of common stock to consultants in connection with consulting agreements. Warrants were granted between 1999 and 2001 at prices between $.08 and $1.61.  All warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Note Q – Acquisitions

On February 7, 2003, SC Merger Corp., Ltd., a British Virgin Islands company and wholly owned subsidiary of the Company, merged with and into III, a British Virgin Islands company, with III as the surviving entity.  The merger has been accounted for as a reverse acquisition.  In accordance with Statement of Financial Accounting Standards No. 141, for accounting purposes III has been treated as the continuing reporting entity that acquired Scientio, Inc. (the Company's former name).  Therefore, the reports filed by the Company after the reverse acquisition parallel the financial reporting required under generally accepted accounting principles as if III were the legal successor to Scientio, Inc.’s reporting obligation as of the date of the merger.  The Quarterly Report on Form 10-QSB is filed based on the fiscal year of III, the accounting acquirer.  In the merger, all of the outstanding shares of capital stock of III were converted into an aggregate of 15,079,439 shares of common stock of the Company based on a conversion ratio of 1.24268 shares of Company common stock for each outstanding share of III capital stock.  As part of the conversion, all outstanding preferred stock of III was converted into common shares of the Company.  Additionally, 661,900 shares were issued to shareholders of Sciento, Inc. in conjunction with the merger.

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

Note R - Business Segment Information

The Company operates as a single business in multiple geographic locations within the U.S. and internationally in the medical device technology segment of the medical/health care market, and as such does not have multiple segments to report.  Revenues from customers attributable to any individual foreign country were not material.

Note S – Commitments and Contingencies

The Company has received a written commitment from International Integrated Industries, LLC, an affiliate of the Company’s chairman, to provide sufficient cash to fund any operating loss through September 30, 2004.  The same entity has provided the Company an aggregate of over $24 million in funding from the Company’s inception through September 30, 2003.  The future funding may take the form of debt or equity or a combination thereof.

Pursuant to an Asset Purchase Agreement signed April 25, 2002, the Company agreed to acquire substantially all of the assets of a privately-held United States medical products distributor.  Pursuant to an amendment dated October 16, 2003 to the Asset Purchase Agreement, the purchase price was amended to equal the deposits made by the Company as of October 16, 2003, plus an additional agreed payment in cash at closing and the issuance of MediCor Ltd. equity at closing.  The closing is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed, which the Company anticipates will occur before the end of the second quarter of fiscal 2004.  The Company is no longer obligated to make additional deposits against the purchase price, but the Company has committed to fund all future expenses associated with obtaining required government approvals.

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin,  Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against III Acquisition Corporation, a Delaware corporation (which operates under the tradename PIP.America), a subsidiary of MediCor, as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  In the first two cases, plaintiffs purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and PIP/USA, Inc. and seek to impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortuous and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Protheses, S.A.  In the third case, filed in 2003, MediCor is named but has not yet been served, but does anticipate being a defendant.

Peggy Williams v. PIP/USA, Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.   Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 has been granted leave to amend their complaint to include plaintiffs from the other four cases, after which each of the others will be voluntarily dismissed.  The matter is set for a status check on November 21, 2003.  The amended complaint will likely take the form of a class action, but we have yet to see what counts will be alleged against PIP.America.  It is likely that unspecific monetary damages, exemplary damages, attorneys fees and costs, injunctive relief and damages under the Illinois Consumer Fraud Act will be sought, and that plaintiffs will allege general product liability counts against PIP.America, as they have alleged previously.

Salinas I. Landers, etc. et al. v. Poly Implants Protheses, S.A. et al., Case No. CV 030377, was filed in June 2003 in the Superior Court of San Luis Obispo County, California.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys’ fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California’s Song-Beverly Consumer Warranty Act and Unfair Competition Law.   PIP.America is to file an answer to the complaint on or before November 7, 2003, which will deny the allegations made against it.  A case management conference is scheduled for December 7, 2003.

Marsha Dicken etc. et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in or around July 2003 in the District Court of Harris County, Texas.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas’ Deceptive Trade Practices Act with respect to implant products.  Plaintiffs seek unspecific compensatory damages, additional statutory damages, interest, attorneys’ fees and costs.  The court has scheduled a pretrial conference to be held on June 18, 2004, and has specified that a trial date will be set shortly thereafter.

Though it is not yet possible to predict the outcome of the cases above, MediCor has denied plaintiffs’ allegations and is vigorously defending against certification of any class, and upon the merits of each lawsuit.  While we are desirous to honor our obligations under warranty provisions, we are fully indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A. President Jean Claude Mas personally, from all claims, including those asserted above, and thus believe the costs associated with such matters will not have a material adverse impact on our business, results of operations or financial position.

We and our subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of our business, including product liability and product warranty claims asserted against us.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict.  Claims against us have been and are periodically reviewed with counsel in the ordinary course of business.  We presently believe we have meritorious defenses in all lawsuits in which we or any of our subsidiaries are defendants.  While it is not possible to predict the outcome of such matters, we believe that the costs associated with such matters will not have a material adverse impact on our business, results of operations.

The Company leased office, manufacturing and warehouse facilities and office equipment under various terms.  Lease expenses amounted to $92,985 and $136,611 for the three months ended September 30, 2003 and 2002, respectively.  Future minimum lease payments are approximated as follows:

Year ended September 30,	Amount

2004	223,370
2005	231,033
2006	240,037
2007	249,401
2008	117,829

Note T – Subsequent Events

As discussed in Note S, on October 16, 2003 the Asset Purchase Agreement signed April 25, 2002 where the Company agreed to acquire substantially all of the assets of a privately-held United States medical products distributor was amended.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION`

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis or Plan of Operation,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including: statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of acquisition plans; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing.  Factors that may cause such differences include, but are not limited to: increased competition; changes in product demand; changes in market acceptance; new product development; United States Food and Drug Administration (“FDA”) approval or rescission of approval; delay or rejection of new or existing products; changes in agreements with governmental agencies; changes in government regulation; supply of raw materials; changes in reimbursement practices; adverse results of litigation; the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission, including those contained in “Factors that May Affect Future Results” set forth below in “Management’s Discussion and Analysis or Plan of Operation.”  The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

OVERVIEW

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

MediCor has two main product lines –

•                                          surgically implantable prostheses for aesthetic plastic and reconstructive surgery; and

•                                          scar management products.

Breast Aesthetics

Currently, we are awaiting the required FDA clearance to sell saline breast implants in the United States.  These products are typically sold on both a direct and a consigned inventory basis.

Scar Management Products

In the United States, Biodermis distributes its products to dermatologists, dermatological surgeons, aesthetic, plastic and reconstructive surgeons and Obstetric/Gynecologists through a combination of a direct sales force and distributors.  Internationally, Biodermis distributes to the same fields of medicine through approximately 70 distributors in about 50 countries, including Canada and Mexico.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis or Plan of Operation addresses MediCor’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties.  We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  The policies discussed below are considered by management to be critical to an understanding of our financial statements.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from those estimates.

Management has identified the critical accounting policies to be those related to revenue recognition, inventories, adequacies of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 2003 decreased $83,056, from $419,396 to $336,340 for the same period in 2002. This 25% decrease was driven by lower unit sales, primarily due to the timing of orders from one large customer.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended September 30, 2003 were approximately 23% compared to approximately 35% during the same period in 2002. This excludes a benefit of $22,575 from a return of consigned inventory previously written down. The overall reduction in costs of sales was due to lower sales, as well as overall higher per unit sales reflecting a change in product mix. Normally, we expect that cost of sales will remain relatively constant on a percentage basis of approximately 35% to 40%.

Selling, General and Administrative

Selling, general and administrative expenses decreased 4% to $1,187,845 for the three months ended September 30, 2003, as compared to $1,241,612 during the same period in 2002.   This was a result of various lower costs including rent and professional fees.  As our business and sales increase, we anticipate that SG&A expenses will increase in absolute dollars, but decrease as a percentage of sales.

Research and Development

Research and development expenses in the recent quarter declined $12,555 or 58% from the same period in 2002 due to the timing of various costs.  We expect that research and development expenses will increase as our business matures.

Interest Expense

Interest expense increased to $228,579 for the three months ended September 30, 2003, compared to $18,133 in same period in the prior year.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to an increase in the average principal note payable to related party balances and an increase in convertible debentures.

Net Loss

Net loss for the three months ended September 30, 2003 increased to $1,144,847 from $1,068,965 in the comparable period in the year.  The decline was due to lower sales and higher interest expenses.  Basic and diluted loss per share was ($0.07) for current three month period compared to ($0.07) for the comparable period last year.  Net losses are primarily attributable to the substantial costs associated with facilitating FDA Pre-Market Approvals for products sought to be sold by MediCor and limited sales of our current products.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future.  Because we have only limited product sales and will not be in a position to materially increase sales until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by us, we have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalent and cash generated from operations will be insufficient to meet our anticipated cash needs for the next 12 months.  To satisfy our liquidity requirements, we will need to raise additional funds.  To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we expect that we will be able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through September 30, 2004.  The same entity has provided to MediCor over $24 million in funding from our formation through September 30, 2003.  The future funding may take the form of debt or equity or a combination thereof.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, and other written and oral statements made from time to time by us, do not relate strictly to historical facts. These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” or “will,” or similar words or expressions, are intended to identify forward looking statements. This forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below. It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We are under no duty to update any forward-looking statements.

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

MediCor and its subsidiaries have only been operating since 1999.  Although our Biodermis operation has been in existence for a longer period of time, it has only operated under MediCor’s management since its acquisition in 2001.  Significantly, during much of our history we have also been prevented from selling our primary existing product, saline breast implants, in the U.S. market due to the FDA’s 2000 call for a Pre-Market Approval for that product.   As a result, all of our current revenues have been derived from our scar management products.  Revenue generated by our Biodermis subsidiary has not been significant, and we do not expect more than modest internal growth in that segment.  Our business plans call for significant expansion into other markets that in the future it will constitute the significant majority of our sales and income.  As a result, our existing business platform is not necessarily indicative of our future business or prospects.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the quarter ended September 30, 2003, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  As of the end of our fiscal year ended June 30, 2003, management adopted formal disclosure controls and procedures which were employed in the preparation of this report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul Kwartin,  Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against III Acquisition Corporation, a Delaware corporation (which operates under the tradename PIP.America), a subsidiary of MediCor, as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  In the first two cases, plaintiffs purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and PIP/USA, Inc. and seek to impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortuous and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Protheses, S.A.  In the third case, filed in 2003, MediCor is named but has not yet been served, but does anticipate being a defendant.

Peggy Williams v. PIP/USA, Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 has been granted leave to amend their complaint to include plaintiffs from the other four cases, after which each of the others will be voluntarily dismissed.  The matter is set for a status check on November 21, 2003.  The amended complaint will likely take the form of a class action, but we have yet to see what counts will be alleged against PIP.America.  It is likely that unspecific monetary damages, exemplary damages, attorneys fees and costs, injunctive relief and damages under the Illinois Consumer Fraud Act will be sought, and that plaintiffs will allege general product liability counts against PIP.America, as they have alleged previously.

Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., et al., Case No. CV 030377, was filed in June 2003 in the Superior Court of San Luis Obispo County, California.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys’ fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California’s Song-Beverly Consumer Warranty Act and Unfair Competition Law.   PIP.America is to file an answer to the complaint on or before November 7, 2003, which will deny the allegations made against it.  A case management conference is scheduled for December 7, 2003.

Marsha Dicken etc. et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in or around July 2003 in the District Court of Harris County, Texas.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas’ Deceptive Trade Practices Act with respect to implant products.  Plaintiffs seek unspecific compensatory damages, additional statutory damages, interest, attorneys’ fees and costs.  The court has scheduled a pretrial conference to be held on June 18, 2004, and has specified that a trial date will be set shortly thereafter.

Though it is not yet possible to predict the outcome of the cases above, MediCor has denied plaintiffs’ allegations and is vigorously defending itself against certification of any class, and upon the merits of each lawsuit.  While we are desirous to honor our obligations under warranty provisions, we are fully indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A. President Jean Claude Mas personally, from all claims, including those asserted above, and thus believe the costs associated with such matters will not have a material adverse impact on our business, results of operations or financial position.

We and our subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of our business, including product liability and product warranty claims asserted against us.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict.  Claims against us have been and are periodically reviewed with counsel in the ordinary course of business.  We presently believe we have meritorious defenses in all lawsuits in which we or any of our subsidiaries are defendants.  While it is not possible to predict the outcome of such matters, we believe that the costs associated with such matters will not have a material adverse impact on our business, results of operations.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended September 30, 2003, we extended the maturities of $200,000 in principal amount of 10% short-term convertible debentures issued to accredited investors.  The extended debentures mature in 2004.  The offer and sale of the extended debentures was exempt from registration pursuant to section 4(2) of the Securities Act.

During the quarter ended September 30, 2003, we issued $350,000 in principal amount of 8% convertible debentures due 2006 to accredited investors.   The offer and sale of the convertible debentures was exempt from registration pursuant to section 4(2) of the Securities Act.

During the quarter ended September 30, 2003, we issued options covering 320,000 shares to executive officers.   The offer and sale of the options and the underlying shares was exempt from registration pursuant to section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index at Page 33.

(b)  Current Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD. (Registrant)

Date:	November 14, 2003	By:	/s/ Theodore R. Maloney
Theodore R. Maloney Chief Executive Officer

Date:	November 14, 2003	By:	/s/ Thomas R. Moyes
Thomas R. Moyes Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Convertible Debenture Loan Agreement
4.2	Form of Convertible Debenture
4.3	Form of Amendment to Convertible Debenture
4.4	Form of Convertible Debenture Agreement
4.5	Form of Convertible Debenture
10.1	Employment Agreement dated October 1, 2003 between the Registrant and Jim J. McGhan
10.2	Option Agreement dated October 27, 2003 between the Registrant and Jim J. McGhan
10.3	Employment Agreement dated September 1, 2003 between the Registrant and Theodore R. Maloney
10.4	Option Agreement dated September 2, 2003 between the Registrant and Theodore R. Maloney
10.5*	Amendment No. 2 to Asset Purchase Agreement, dated as of October 16, 2003
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

* Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission.