Form 10QSB
period 2003-12-31
MEDICOR LTD
filed 2004-02-12
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50442

MEDICOR LTD.
(Exact name of small business issuer as specified in its charter)

Delaware	14-1871462
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4560 S. Decatur Blvd., Suite 300 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 932-4560

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

On February 12, 2004, there were 17,604,113 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

MEDICOR LTD.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MediCor Ltd.
Consolidated Balance Sheet
December 31, 2003
(Unaudited)

Assets

Current Assets:

Cash	$86,797
Receivables, less allowance for doubtful accounts of $3,384,999	151,048
Inventories	136,893
Prepaid expenses and other current assets	163,507
Total Current Assets	538,245
Property, plant and equipment, net	297,571
Goodwill and other intangibles, net	4,246,027
Deposits	5,683,000
Other assets	91,982
Total assets	$10,856,825

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdraft	$16,558
Short term convertible debentures	275,000
Notes payable	200,000
Note payable to related party	9,369,942
Accounts payable	1,927,782
Accrued expenses and other current liabilities	1,374,745
Payroll taxes payable	105,124
Interest payable to related party	422,197
Interest payable	27,277
Total Current Liabilities	13,718,625

Long-term convertible debentures	1,650,000
Long-term accrued liabilities	1,429,367
Total liabilities	16,797,992

Commitments and contingencies (Note R)

Stockholders’ equity (deficit)
Common shares, $.001 par value, 100,000,000 shares authorized, 17,604,113 issued and outstanding, net of 20,298 treasury shares at par	17,604
Capital in excess of par value	16,996,818
Accumulated (deficit)	(22,955,589)
Stockholders’ equity (deficit)	(5,941,167)
Total liabilities and stockholders’ equity	$10,856,825

See accompanying notes to unaudited consolidated financial statements.

MediCor Ltd.
Consolidated Statements of Operations
Three Months Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Net sales	$306,542	$412,884
Cost of sales	64,482	137,758
Return of consigned inventory previously written down	(1,575)	(192,150)

Gross profit	243,635	467,276
Operating Expenses:
Selling, general and administrative expenses	1,679,117	1,103,280
Research and development	424,826	187,625
	(1,860,308)	(823,629)
Operating Loss
Other income (expense):
Net interest expense	(256,791)	(77,168)

Loss before income taxes	(2,117,099)	(900,797)
Income taxes	1,737	—

Net Loss	(2,118,836)	(900,797)
Preferred dividends	—	62,060

Net loss attributable to common stockholders	$(2,118,836)	$(962,857)

Earnings per share data:
Weighted average shares, basic and diluted	17,577,189	14,569,087
Basic and diluted
Net loss per share	$(0.12)	$(0.07)

See accompanying notes to unaudited consolidated financial statements.

MediCor Ltd.
Consolidated Statements of Operations
Six Months Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

Net sales	$642,881	$832,280
Cost of sales	142,695	283,735
Return of consigned inventory previously written down	(24,150)	(192,150)

Gross profit	524,336	740,695
Operating Expenses:
Selling, general and administrative expenses	2,866,962	2,344,892
Research and development	433,951	209,300
	(2,776,577)	(1,813,497)
Operating Loss
Other income (expense):
Net interest expense	(485,370)	(95,301)

Loss before income taxes	(3,261,947)	(1,908,798)
Income taxes	1,737	—

Net Loss	(3,263,684)	(1,908,798)
Preferred dividends	—	123,025

Net loss attributable to common stockholders	$(3,263,684)	$(2,031,823)

Earnings per share data:
Weighted average shares, basic and diluted	17,547,158	14,569,087
Basic and diluted
Net loss per share	$(0.19)	$(0.14)

See accompanying notes to unaudited consolidated financial statements.

MediCor Ltd.
Consolidated Statements of Cash Flows
Six Months Ended December 31, 2003 and 2002
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,263,684)	$(1,908,798)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	246,406	84,578
Provision for doubtful accounts	233,167	154,649
Inventory write down	24,150	—
Loss on disposal of property, plant and equipment	22,928	—
Changes in operating assets and liabilities
Receivables	(190,581)	(7,403)
Notes receivable	27,384	—
Inventories	(21,215)	(10,593)
Prepaid expenses and other current assets	(57,279)	(114,887)
Other assets	(48,100)	(31,396)
Bank overdraft	(111,829)	—
Accounts payable	(67,763)	(534,658)
Accrued expenses and other current liabilities	(189,805)	(85,293)
Payroll taxes payable	80,449	3,513
Interest payable	118,949	81,394
Long term accrued liabilities	15,770	(11,831)
Net cash utilized by operating activities	(3,181,053)	(2,380,725)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,850)	(6,017)
Increase in deposits	(600,000)	(1,350,000)
Net cash utilized by investing activities	(614,850)	(1,356,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	1,350,000	410,000
Proceeds from issuance of short term debt	2,598,600	3,991,936
Payments on short term debt	(88,021)	(544,314)
Issuance of common stock	11,489	—
Purchase of treasury stock	(39,999)	—
Issuance of preferred stock	—	53,154
Dividends paid	—	(123,025)
Net cash provided by financing activities	3,832,069	3,787,751
Net decrease in cash	36,166	51,009
Cash at beginning of period	50,631	17,249
CASH AT END OF PERIOD	$86,797	$68,258

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Conversion of short-term convertible debentures to common stock	$75,000	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the six months for:

Interest	$367,457	$48,750
Taxes	$1,737	$—

See accompanying notes to unaudited financial statements.

MEDICOR LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

Note B - Summary of Significant Accounting Policies

Basis of Presentation

On February 7, 2003, SC Merger Corp., Ltd., a British Virgin Islands company and wholly owned subsidiary of the Company, merged with and into International Integrated Incorporated, a British Virgin Islands company (“III”), with III as the surviving entity.  The February 7, 2003 merger has been accounted for as a reverse acquisition.  In accordance with Statement of Financial Accounting Standards No. 141, for accounting purposes III has been treated as the continuing reporting entity that acquired Scientio, Inc. (the Company’s former name).  Therefore, the reports filed by the Company after the reverse acquisition parallel the financial reporting required under generally accepted accounting principles as if III were the legal successor to Scientio, Inc.’s reporting obligation as of the date of the merger.  The Quarterly Report on Form 10-QSB is filed based on the fiscal year of III, the accounting acquirer.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.  All inter-company accounts and transactions have been eliminated.  Certain prior year amounts in previously issued financial statements have been reclassified to conform to the current year presentation.  The consolidated financial statements have been prepared in United States dollars.

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

Receivables

The Company has reserved $3,384,999 against certain receivables due to issues regarding collectibility.  The Company intends to pursue all avenues to collect on amounts due.

Product Warranties

III Acquisition Corp. d/b/a PIP.America (“PIP.America”), a subsidiary of the Company, provides a product replacement program to surgeons for deflations for a period of ten (10) years from the date of implantation.  For each deflation, the surgeon receives financial assistance plus a free replacement. Management estimated the amount of potential future product replacement claims based on statistical analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value.  Changes to actual claims and interest rates could have a material impact on the statistical calculation which could materially impact the Company’s reported expenses and results of operations.

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

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combination” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 is effective as of July 1, 2001 and SFAS No. 142 is effective January 2002 for companies having fiscal years beginning after December 15, 2001.  Under SFAS No. 142, goodwill will not be amortized, but will be subject to impairment testing.  The Company adopted SFAS No. 141 and SFAS No. 142 effective for the fiscal year beginning July 1, 2002.  The Company has evaluated SFAS No. 141 and has determined that it will not have an effect on the Company’s December 31, 2003 consolidated financial statements.  The absence of goodwill amortization as a result of adopting SFAS No. 142 did not have a material effect on the Company’s consolidated results of operations or financial position.  There was no indication that goodwill was impaired.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company has determined that SFAS No. 143 will not have an effect on the Company’s December 31, 2003 financial statements.

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

In May 2003, The FASB issued statement number No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,”  effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  Adoption of this standard did not have a material effect on the Company’s consolidated results of operations of financial position.

Note C – Interim Reporting

The accompanying unaudited consolidated financial statements for the three and six-month periods ended December 31, 2003 and December 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results for the full fiscal year.

Note D – Major Customer

During the three and six months ended December 31, 2002 approximately 25% of the Company’s consolidated revenue was attributable to one customer while revenue related to that same customer for the three and six months ended December 31, 2003 was zero.

Note E – Cash & Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note F – Accounts Receivable and Notes Receivable

Accounts receivable at December 31, 2003 consisted of:

December 31, 2003

Accounts receivable	$3,536,047
Allowance for doubtful accounts	(3,384,999)

Total	$151,048

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

Changes in allowance for doubtful accounts are as follows:

Balance October 1, 2003	$3,262,322
Provisions/(recovery)	122,677
Write-offs	—
Balance December 31, 2003	$3,384,999

Note G – Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at December 31, 2003 consisted of:

December 31, 2003

Raw Materials	$119,795
Finished Goods	17,098

Total	$136,893

The 2002 value of consigned inventory of implants in physician offices on the books of the PIP.America subsidiary of the company was uncertain.  A voluntary withdrawal of such inventory from the market was initiated subsequent to June 30, 2002 in conjunction with an agreement reached between the FDA and PIP.America.  Accordingly, the Company wrote down such inventory to a fair market value of zero as of June 30, 2002.  During the six months ended December 31, 2003, inventory previously written down to a fair market value of zero was returned to the manufacturer for credit.

Note H - Property and Equipment

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

Property and equipment at December 31, 2003 consisted of:

December 31, 2003

Leasehold Improvements	$137,518
Furniture, Fixtures and equipment	348,510
Computer Equipment and tools and dies	136,858
Subtotal	622,886
Accumulated depreciation	(325,315)

Total	$297,571

Depreciation expense was $30,348 for the three months ended December 31, 2003 and $25,392 for the three months ended December 31, 2002.  For the six months ended December 31, 2003 depreciation expense was $69,092 and $50,393 for the same period a year ago.  The overall increase in depreciation for both periods is attributable to the acquisition of new assets and leasehold improvements with an offsetting disposal of selected assets that had been previously capitalized.

Note I – Goodwill and Other Intangibles

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

Goodwill and other intangibles as of December 31, 2003 consisted of:

December 31, 2003

Goodwill	$1,221,793
Distribution Agreements	225,000
Non-compete	130,000
Patents	3,100,000
Other	20,501
Subtotal	4,697,294
Accumulated amortization	(451,267)

Total	$4,246,027

Amortization for the three months ended December 31, 2003 was $87,882 compared to $17,118 for the same period a year ago. The amortization for the six months ended December 31, 2003 was $177,315 compared to $34,185 from the prior period ending December 31, 2002.  The increase in amortization for both periods can be attributed to the purchase of patents in March 2003.

Note J – Deposits

Deposits at December 31, 2003 totaled $5,683,000.  In 2000, the Company obtained the right to purchase a 7.5% common equity interest in a third-party manufacturer from its founder for $3,750,000.  In 2000, the Company made a non-refundable deposit of $1,883,000 against the purchase price.  The Company is under no obligation to fund the remainder of the payment or the exercise the purchase right.  The remaining deposit balance of $3,800,000 is related to an asset purchase agreement described in Note R.

Note K – Accrued Expenses

Accrued expenses and other current liabilities at December 31, 2003 consisted of:

December 31, 2003

Consulting	$762,500
Product replacement reserve	404,591
Other	207,654

Total	$1,374,745

Consulting fees consisted of amounts relating to consulting agreements with key executives.

Other accrued expenses included salaries and employee benefits, legal, research and development and other miscellaneous accrued expenses.

Long-term accrued liabilities of $1,429,367 at December 31, 2003 consisted of product replacement reserves.

Note L – Convertible Debentures

Short-term convertible debentures at December 31, 2003 were $275,000.  These convertible debentures pay 10% interest.  Interest is prepaid and amortized over the life of the Convertible Debenture.  The convertible debentures are convertible within one year at the holder’s discretion to shares of Company common stock at a price of $4.02.  These convertible debentures mature between January and December 2004. During the three months ended December 31, 2003, $75,000 of short-term convertible debentures was converted to 18,641 shares of common stock, while $60,000 of short-term convertible debentures was repaid.

Long-term convertible debentures at December 31, 2003 were $1,650,000.  The increase of $1,000,000 was due to issuance of long-term convertible debentures on November 24, 2003 paying 10% interest.  Interest is accrued on a quarterly basis for the life of the debenture and is payable within 30 days from the end of the calendar quarter. The convertible debentures are convertible after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date at the holder’s discretion to shares of Company common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date. These convertible debentures mature between April 2006 and November 2006.

There were costs of $50,000 associated with the above change in long-term convertible debentures, of which $1,389 was amortized. The remaining balance of $48,611 will be amortized over the life of the long- term convertible debentures.

Note M – Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a company in which the Company’s Chairman has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Balance Sheet of $9,369,942 at December 31, 2003.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent

(10%).  During the three months ended December 31, 2003, LLC advanced $883,600 to the Company, of which none was converted to common stock and $5,251 was repaid.  During the three months ended December 31, 2003, the company repaid LLC $327,709 of accrued interest.  Interest expense relating to this note payable was $422,197 for the six months ended December 31, 2003.  The unpaid liability for these expenses are included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company had a commitment from LLC to fund operating shortfalls as necessary for the period presented.

In October 2003, the Company entered into a Reimbursement Agreement with a company controlled by the Company’s Chairman, Mr. Donald K. McGhan, for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business.  The Reimbursement Agreement is effective for expenses incurred for MediCor business purposes.  The Company recognized a total of $97,424 in expenses pursuant to the Reimbursement Agreement during the second quarter of fiscal 2004.  All expenses recognized pursuant to the Reimbursement Agreement have been included by the Company in selling, general, and administrative expenses.

Note N – Federal Income Taxes

The benefit for income taxes reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	December 31, 2003	December 31, 2002

Current	$1,109,653	$648,992
Deferred	87,152	52,266

Total Benefit	1,196,805	701,258
Less allowance for realization of deferred tax asset	$(1,196,805)	$(701,258)

Benefit Net	$—	$—

As of December 31, 2003 and June 30, 2003, the Company recorded allowances of $7,689,029 and $6,492,224 respectively, against certain future tax benefits, the realization of which is currently uncertain.  The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under IRS provisions.  Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.  The estimated net operating losses for tax purposes of approximately $11.8 million will expire over several years ending in 2023.

Primary components of the deferred tax asset at the periods noted were approximately as follows:

	December 31, 2003	June 30, 2003

Computed expected income tax asset/(liability) at 34%	$1,109,653	$1,814,778
Adjustments
Net operating loss	4,732,842	2,918,064
Allowance for bad debt	1,150,900	1,071,617
Warranty reserve	623,546	624,677
Depreciation and amortization	72,088	63,088

Income tax benefit	$7,689,029	$6,492,224
Less allowance for realization of deferred tax asset	(7,689,029)	(6,492,224)

Deferred tax asset, net	$—	$—

Note O – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Weighted average outstanding shares: basic	17,577,189	14,569,087	17,547,158	14,569,087
Common equivalent shares	—	—	—	—
Weighted average outstanding shares: diluted	17,577,189	14,569,087	17,547,158	14,569,087

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

The Company’s share option activity and related information is summarized below:

	Six Months Ended December 31, 2003
	Options	Weighted Average Exercise Price

Options outstanding at beginning of period	3,038,358	$0.93
Granted	440,000	$1.19
Exercised	(77,667)	$0.08
Cancelled	(77,668)	$1.47

Options outstanding at end of period	3,323,023	$1.08

Options exercisable at end of period	2,019,352	$0.51

The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.05 - $0.10	1,528,496	1.4	$0.08	1,528,496	$0.08
$1.00 - $2.01	1,674,527	4.8	$1.35	478,356	$1.81
$3.00 - $3.80	120,000	6.5	$0.63	12,500	$3.80

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of FAS 148.

	Six Months Ended December 31, 2003	Six Months Ended December 31, 2002

Net Loss, as reported	$(3,263,684)	$(2,031,823)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(276,224)	(60,550)

Pro forma net loss	$(3,539,908)	$(2,092,373)

Loss per share:
Basic and diluted	$(0.19)	$(0.14)

Basic and diluted - pro forma	$(0.20)	$(0.14)

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

The Company also issued warrants to purchase 80,776 shares of common stock to consultants in connection with consulting agreements. Warrants were granted between 1999 and 2001 at prices between $.08 and $1.61.  All warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Note Q - Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in multiple geographic locations within the U.S. and internationally in the medical device technology segment of the medical/health care market, and as such does not have multiple segments to report.  Revenues from customers attributable to any individual foreign country were not material.

Note R – Commitments and Contingencies

The Company has received a written commitment from International Integrated Industries, LLC, an affiliate of the Company’s chairman, to provide sufficient cash to fund any operating loss through December 31, 2004.  The same entity has provided the Company an aggregate of over $26 million in funding from the Company’s inception through December 31, 2003.  The future funding may take the form of debt or equity or a combination thereof.

Pursuant to an Asset Purchase Agreement signed April 25, 2002, the Company agreed to acquire substantially all of the assets of a privately-held United States medical products distributor.  Pursuant to an amendment dated October 16, 2003 to the Asset Purchase Agreement, the purchase price was amended to equal the deposits made by the Company as of October 16, 2003, plus an additional agreed payment in cash at closing and issuance of MediCor Ltd. equity at closing.  The closing is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed, which the Company currently anticipates will occur before the end of the first quarter of fiscal 2005.  The Company is no longer obligated to make additional deposits against the purchase price, but the Company has committed to fund all future expenses associated with obtaining required government approvals.

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin,  Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against III Acquisition Corporation, a Delaware corporation, which operates under the tradename PIP.America (“PIP.America”), a subsidiary of MediCor Ltd., as co-defendant with PIP/USA, Inc. and Poly

Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas and our chairman, Donald K. McGhan personally, in the Circuit Court of Miami-Dade County, Florida.

Initially,  two cases were filed in October 1999, Case No. 99-25227-CA-01 and Case No. 00-14665-CA-01.  Of the two, Case No. 99-25227 was dismissed.  The same plaintiffs then, in June 2000, filed Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case.  In June 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims, but on their own behalf.  Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and PIP/USA, Inc. and seek to impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortuous and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Protheses, S.A.  In the third case, filed in 2003, MediCor is named but has not yet been served, but does anticipate being a defendant.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed.  The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought.  A motion seeking to dismiss all counts but the third-party beneficiary claim has been filed and a ruling is expected by the end of March 2004.

Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., et al., Case No. CV 030377, was filed in June 2003 in the Superior Court of San Luis Obispo County, California.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys’ fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California’s Song-Beverly Consumer Warranty Act and Unfair Competition Law.  PIP.America filed a demurrer to the action, which was overruled by the Court.  PIP.America has now filed an answer to the complaint.  Plaintiffs have served Poly Implant Prostheses, S.A., through the Hague convention, but that company has yet to file a responsive pleading. Plaintiffs are in the process of moving for entry of default against Poly Implant Prostheses, S.A.  A case management hearing is scheduled for May 5, 2004, at which time the court is likely to schedule a date to hear arguments for and against class certification.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in or around July 2003 in the District Court of Harris County, Texas.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas’ Deceptive Trade Practices Act with respect to implant products.  Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys’ fees and costs.  The lawsuit is in the discovery phase.  No order concerning class certification has been entered. The court has scheduled a pretrial conference to be held in June 2004, and has specified that a trial date will be set shortly thereafter.

Though it is not yet possible to predict the outcome of any of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class.  While we and our subsidiaries are desirous to honor our respective obligations under warranty provisions, all three purported class action cases above include two distinctly different types of claims.  The first of these arise from products sold by PIP.America’s predecessor with whom we are not affiliated, PIP/USA, Inc.  This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America’s entry into the U.S. market, which occurred in late 1999.  Because PIP.America did not sell these products, PIP.America similarly did not warrant these products.  The next claims arise from products sold by PIP.America and warranted by PIP.America.  We believe that PIP.America should not be held responsible for warranty or other claims relating to products it did not sell or warrant.  With respect to claims arising from products PIP.America did sell, PIP.America will seek to fulfill any obligations it has to all customers.  PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from all claims, including those asserted above.  PIP.America is in the process of asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity.  As a result, we believe the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position.

We and our subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of our business, including product liability and product warranty claims asserted against us.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict.  Claims against us or our subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business.  We presently believe we or our subsidiaries have meritorious defenses in all lawsuits in which we or any of our subsidiaries are defendants, subject to our continuing warranty obligations, which we and our subsidiaries intend to continue to satisfy.  While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on our business, results of operations or financial position.

The Company leased office, manufacturing and warehouse facilities and office equipment under various terms.  Lease expenses amounted to $92,242 and $161,175 for the three months ended December 31, 2003 and 2002, respectively.  For the six months ended December 31, 2003 lease expenses were $188,048 compared to $297,787 for the six months ending December 31, 2002.  Future minimum lease payments are approximated as follows:

Year ended December 31,	Amount
2004	224,482
2005	223,228
2006	242,317
2007	251,776
2008	37,088

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION`

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis or Plan of Operation,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of acquisition plans; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing.  Factors that may cause such differences include, but are not limited to: increased competition; changes in product demand; changes in market acceptance; new product development; United States Food and Drug Administration (“FDA”) approval or rescission of approval; delay or rejection of new or existing products; changes in agreements with governmental agencies; changes in government regulation; supply of raw materials; changes in reimbursement practices; adverse results of litigation; the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission, including those contained in “Factors that May Affect Future Results” set forth below in “Management’s Discussion and Analysis or Plan of Operation.”  The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

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

Management has identified the critical accounting policies to be those related to revenue recognition, adequacies of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 2003 decreased $106,342, from $412,884 to $306,542 for the same period in 2002. For the six months ended December 31, 2003 sales decreased $189,399, from $832,280 to $642,881. The 26% decrease for the three months ended December 31, 2003 and the 23% decrease for the six months ended December 31, 2003 was driven by lower unit sales, primarily due to the timing of orders from one large customer.

Cost of Sales

Cost of sales as a percentage of net sales for the three- and six-month periods ended December 31, 2003 were approximately 22% for each compared to approximately 34% during the same periods in 2002.  This excludes a benefit of $1,575 for the three months ended December 31, 2003 and a benefit of $24,150 for the six months ended December 31, 2003 from a return of consigned inventory previously written down.  The overall reduction in cost of sales for the three- and six-month periods was due to lower sales, as well as overall higher per unit sales reflecting a change in product mix.  Normally, we expect that cost of sales will remain relatively constant on a percentage basis of approximately 35% to 40%.

Selling, General and Administrative

Selling, general and administrative expenses increased 52% to $1,679,117 for the three months ended December 31, 2003, as compared to $1,103,280 during the same period in 2002.  For the six months ended December 31, 2003, selling, general and administrative expenses were $2,866,962 compared to $2,344,892 for the same period a year ago.  The overall increase for the three- and six-month periods can be attributed to increases in payroll and payroll related expenses; depreciation and amortization; travel, and amortization of commissions related to convertible debentures. In addition the Company experienced a decrease in expenditures of rent and professional fees.  As our business and sales increase, we anticipate that SG&A expenses will increase in absolute dollars, but decrease as a percentage of sales.

Research and Development

Research and development expenses in the recent quarter ended December 31, 2003 increased $237,201 or 126% from the same period in 2002.  For the six months ended December 31, 2003 research and development increased $224,651 or 107% compared to the same periods in 2002.  The increase for the three- and six-month periods was driven by our commitment to fund all future expenses associated with obtaining required government approvals for saline breast implant products.  We expect that research and development expenses will increase as our business matures.

Interest Expense

Interest expense increased to $483,662 for the six months ended December 31, 2003, compared to $95,301 in same period in the prior year.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to an increase in the average principal note payable to related party balances and an increase in convertible debentures.

Net Loss

Net loss for the three months ended December 31, 2003 increased to $2,118,836 from $962,857 in the comparable period in the year.  Net loss increased from $2,031,823 reported in the previous six months to $3,263,684 for the six months ended December 31, 2003.  The decline was due to lower sales, higher selling, general and administrative expenses,  research and development and interest expense Basic and diluted loss per share was ($0.12) for current three month period compared to ($0.07) for the comparable period last year. Net losses are primarily attributable to the substantial costs associated with facilitating FDA pre-market approvals for products sought to be sold by MediCor and limited sales of our current products.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future.  Because we have only limited product sales and will not be in a position to materially increase sales until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by us, we have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalent and cash generated from operations will be insufficient to meet our anticipated cash needs for the next 12 months.  To satisfy our liquidity requirements, we will need to raise additional funds.  To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we expect that we will be able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through December 31, 2004.  The same entity has provided to us over $26 million in funding from our formation through December 31, 2003.  The future funding may take the form of debt or equity or a combination thereof.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, and other written and oral statements made from time to time by us, do not relate solely to historical facts.  These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words and expressions, identify forward looking statements.  These forward-looking statements involve important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by us or on our behalf.  We caution you that forward-looking statements are only predictions and that actual events or results may differ materially.  In evaluating these statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below.  It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

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

•                  slower than expected patient recruitment; and

•                  government or regulatory delays.

The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials.  A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.  Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval.  In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials and changes in regulatory policy during the period of product development.  Any delays in, or termination of, our clinical trials or clinical trials of our collaborative partners or suppliers will adversely affect our development and commercialization timelines, which would adversely affect our future sales and profitability.

Our products may not gain market acceptance among physicians, patients and the medical community generally.

The degree of market acceptance of any medical device or other product that we develop or market will depend on a number of factors, including demonstrated clinical efficacy and safety, cost-effectiveness, potential advantages over alternative products, and our marketing and distribution capabilities.  The relative size of our company may also affect market acceptance of our products.  Physicians will not recommend our products until clinical data or other factors demonstrate their safety and efficacy compared to other competing products.  Even if the clinical safety and efficacy of our products is established, physicians may elect not to recommend them for any number of other reasons, including whether our products best meet the particular needs of the individual patient and their overall evaluation of our company.

If we are unable to develop, gain regulatory approval for and market new products and technologies, we will not achieve meaningful revenue and may experience a decrease in demand for our products or our products could become obsolete.

The medical device industry is highly competitive and is subject to significant and rapid technological change.  We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, will be crucial to our success.  We are continually engaged in product development and improvement programs to establish and improve our competitive position.  We cannot, however, guarantee that we will be successful in enhancing our existing products or products we have in development or clinical trials.  Nor can we guarantee that we will be successful in developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.

If changes in the economy and consumer spending reduce consumer demand for our products or our products in development, our sales and profitability will suffer.

Breast augmentation and reconstruction and other aesthetics procedures are elective procedures.  Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery, breast augmentations and other cosmetic procedures are not typically covered by insurance.  Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery.  This shift could have an adverse effect on our projected future sales and profitability.

Our ability to expand our business will be significantly limited if we cannot obtain additional financing.

To accomplish our plans to expand our current product lines and markets and to purchase new companies, products and intellectual property, we need substantial additional capital, which we may not be able to obtain.  While we have to date been funded in substantial part from financing from an affiliate of our chairman, we do not anticipate this funding source will provide sufficient capital to finance our intended growth strategy and that we will need significant external financing to accomplish our goals.  We are currently negotiating with potential equity and debt providers to obtain additional financing, but this additional financing may not be available on terms that are favorable to us, or at all.  If adequate funds are not available, or are not available on acceptable terms, our ability to implement our expansion and growth plans will be significantly impaired.  In addition, the financial terms of any such financing, if obtainable, may be dilutive to existing stockholders.

Because we have only a limited operating history and our business strategy calls for significant growth through new products and acquisitions, there is significant uncertainty about our business and prospects.

MediCor and its subsidiaries have only been operating since 1999.  Although our Biodermis operation has been in existence for a longer period of time, it has only operated under MediCor’s management since its acquisition in 2001.  Significantly, during much of our history we have also been prevented from selling our primary existing product, saline-filled breast implants, in the U.S. market due to the FDA’s 2000 call for a pre-market approval for that product.  As a result, all of our current revenues have been derived from our scar management products.  Revenue generated by our Biodermis subsidiary has not been significant, and we do not expect more than modest internal growth in that segment.  Our business plans call for significant expansion into other markets that in the future will constitute the significant majority of our sales and income.  As a result, our existing business platform is not necessarily indicative of our future business or prospects.

MediCor and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in rapidly evolving markets such as the medical device market.

Risks for our business include the uncertainties associated with developing and implementing an evolving business model and the management of both internal and acquisition-based growth.  This is particularly acute in a rapidly evolving market such as the market for medical devices.  To address these risks, we must continue to develop the strength and quality of our operations, maximize the value delivered to customers, respond to competitive developments and continue to attract, retain and motivate qualified employees.  We may not be successful in addressing these challenges.

We are subject to substantial government regulation, which could materially adversely affect our business.

The production and marketing of our products and intended products and our research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities, both in the U.S. and abroad.  Most of the medical devices we intend to sell or develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process before they can be marketed.  This process makes it longer, more uncertain and more costly to bring the products to market, and some of these products may not be approved, or, once approved, they may be recalled.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy.  Many devices for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures.  If we or our suppliers or collaborative partners do not comply with applicable regulatory requirements, this could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of FDA or other government entity approval of new products would adversely affect our business.  Delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad.  In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses.  Internationally, there is a risk that we or our suppliers or collaborative partners may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we or our suppliers or collaborative partners may not receive FDA approval to market our current or future products for broader or different applications or to market updated products that represent extensions of our, our suppliers’ or collaborative partners’ basic technology.  In addition, we or our suppliers or collaborative partners may not receive export or import approval for products in the future, and countries to which products are to be exported may not approve them for import.

Government regulation of manufacturing of medical devices is expensive and time consuming for manufacturers and may result in product unavailability or recalls.

Medical device manufacturing facilities also are subject to continual governmental review and inspection.  The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized more strictly.  A governmental authority may challenge our or our suppliers’ or collaborative partners’ compliance with applicable federal, state and foreign regulations.  In addition, any discovery of previously unknown problems with products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

If we are unable to avoid significant product liability claims or product recalls, we may be forced to pay substantial damage awards and other expenses that could exceed our reserves and any applicable insurance coverage.

We have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects.  These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale.  In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure.  Some breast implant manufacturers that suffered these types of claims in the past have been forced to cease operations or even to declare bankruptcy.  We may also face a substantial risk of product liability claims from other products we may choose to sell.  In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons.

We do not presently have liability insurance to protect us from the costs of claims for damages due to the use or recall of our products, except that our Biodermis subsidiary carries a limited amount of product liability insurance related to its products.  We may in the future seek additional insurance, which will be limited in both circumstance of coverage and amount.  Recent premium increases and coverage limitations, including specifically limitations or prohibitions by insurers on insurance covering breast implant manufacturers, may make this insurance uneconomic or even unavailable.  However, even if we obtain or increase insurance, one or more product liability claims or recall orders could exceed any coverage we may hold.  If we continue to have limited or no coverage or our insurance does not provide sufficient coverage, product liability claims or recalls could result in losses in excess of our reserves.

Certain lawsuits filed seek class action status and may, if successful, cause us to incur substantial liability, including damage awards and significant legal fees that may exceed our reserves.

Three lawsuits have been filed naming us or one of our subsidiaries, the French manufacturer from which we purchase breast implant products, and the U.S. distributor of those same products who preceded our subsidiary in the U.S. market.  In these suits the plaintiffs seek, among other things, class action status for claims, including claims for breach of warranty  The claims arise from products distributed both before and after our subsidiary that distributed the products came into existence.  Although certain of the claims arise from products distributed by the other distributor prior to our subsidiary coming into existence, we have still been named as a defendant.  While we have reserved an amount equal to the outstanding warranty claims for claims arising from products our subsidiary did distribute, the plaintiffs are seeking to hold us responsible for more damages.  There can be no assurance we can terminate the litigation as to our subsidiary for reserved amounts.  Although our subsidiary is indemnified by three separate entities, including Poly Implants Protheses, S.A., the French manufacturer, PIP/USA, Inc. the previous distributor, and Mr. Jean Claude Mas, personally, there can be no assurance this indemnity will protect us, as there is no guarantee the French manufacturer, the previous distributor, or Mr. Mas will, or is able to, honor the indemnification they have provided.

If we are unsuccessful in defending against the claims involved in these suits, or if class action status is achieved, and the indemnification were to prove non-reliable, we could be responsible for significant damages above the reserves and available assets needed to satisfy such a judgment.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

Physicians and potential patients may have a number of concerns about the safety of our products and proposed products, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not.  Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation or regulatory actions, could materially reduce market acceptance of our products and could result in product withdrawals.  In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in fact.

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

We expect that, at least for the foreseeable future, we will be required to use cash consideration for acquisitions.  We likely will be required to obtain significant third-party financing to accomplish these acquisitions.  This financing may not be available on favorable terms, if at all.  The terms of any such financing may be dilutive to existing stockholders.

If our intellectual property rights do not adequately protect our products or technologies, others could compete against us more directly.

Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights.  We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses and we are able to enforce those rihgts.  Patent protection generally involves complex legal and factual questions and, therefore, enforceability and enforcement of patent rights cannot be predicted with certainty.  Patents, if issued, may be challenged, invalidated or circumvented.  Thus, any patents that we own or license from others may not provide adequate protection against competitors.  In addition, our pending and future patent applications may fail to result in patents being issued.  Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies.  Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

A significant part of our current sales are and a significant part of our projected future sales will be derived from international operations.  In addition, we anticipate having material international suppliers and operations, including, potentially, manufacturing operations.  Accordingly, we will be exposed to risks associated with international operations, including risks associated with re-valuation of the local currencies of countries where we purchase or sell our products or conduct business, which may result in our purchased products becoming more expensive to us in U.S. dollar terms or sold products becoming more expensive in local currency terms, thus reducing demand, or in increased costs to us.  Our operations and financial results also may be significantly affected by other international factors, including:

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

•                  managing foreign distributors, manufacturers and staffing; and

•                  managing foreign branch offices.

If these risks actually materialize, our sales to international customers, as well as those domestic customers that use products manufactured abroad, may decrease or our supplier or manufacturing costs may materially increase.

Our failure to attract and retain key managerial, technical, selling and marketing personnel could adversely affect our business.

Our success will depend upon our ability to attract and retain key managerial, financial, technical, selling and marketing personnel.  The lack of key personnel might significantly delay or prevent the achievement of our development and strategic objectives.  We do not maintain key man life insurance on any of our employees.  Other than certain of our executives who are parties to employment agreements, none of our employees is under any obligation to continue providing services to MediCor.  We are currently in the process of building our management and technical staffs.  We believe that our success will depend to a significant extent on the ability of our key personnel, including the new management and technical staffs, to operate effectively, both individually and as a group.  Competition for highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining these personnel.

MediCor’s future growth will place a significant strain on our managerial, operational, financial and other resources.

Our success will depend upon our ability to manage our internal and acquisition-based growth effectively.  This will require that we continue to implement and improve our operational, administrative and financial and accounting systems and controls and continue to expand, train and manage our employee base.  We anticipate that we will need to hire and retain numerous additional employees and consultants for both internal and acquisition-based growth for some time.  Integration of these employees and consultants and employee and consultant loss in the process will require significant management attention and resources.  Our systems, procedures, controls and personnel may not be adequate to support our future operations and our management may not be able to achieve the rapid execution necessary to exploit the market for our business model.

If our suppliers,  collaborative partners or consultants do not perform, we will be unable to obtain,  develop, market or sell products as anticipated and we may be exposed to additional risks.

We have in the past and may in the future enter into supply, collaborative or consulting arrangements with third parties to supply or develop products.  These arrangements may not produce or provide successful products.  If we fail to establish these arrangements, the number of products from which we could receive future revenues will be limited.

Our dependence on supply, collaborative or consulting arrangements with third parties subjects us to a number of risks.  These arrangements may not be on terms favorable to us.  Agreements with suppliers may limit our supply of products or require us to purchase products we can not profitably sell.  They may also restrict our ability to market or distribute other products.  Agreements with consultants or collaborative partners typically allow the third parties significant discretion in electing whether or not to pursue any of the planned activities.  We cannot with certainty control the amount and timing of resources our suppliers, collaborative partners or consultants may devote to our products, and these third parties may choose to pursue alternative products.  These third parties also may not perform their obligations as expected.  Business combinations, significant changes in their business strategy, or their access to financial resources may adversely affect a supplier’s, partner’s or consultant’s willingness or ability to complete its obligations under the arrangement.  Moreover, we could become involved in disputes with our suppliers, partners or consultants, which could lead to delays or termination of the arrangements and time-consuming and expensive litigation or arbitration.

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

•                  our ability to develop, obtain regulatory approval for, introduce and market new and enhanced versions of our products on a timely basis;

•                  changes in pricing policies by us and our competitors;

•                  the timing of significant orders and shipments;

•                  regulatory approvals or other regulatory action affecting new or existing products;

•                  litigation with respect to product liability claims or product recalls and any insurance covering such claims or recalls; and

•                  general economic factors.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and investors should not rely upon these comparisons as indications of future performance.  These factors may cause our operating results to be below market analysts’ expectations in some future quarters, which could cause the market price of our stock to decline.

ITEM 3.  CONTROLS AND PROCEDURES

As of the quarter ended December 31, 2003, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  As of the end of our fiscal year ended June 30, 2003, management adopted formal disclosure controls and procedures which were employed in the preparation of this report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin,  Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against III Acquisition Corporation, a Delaware corporation, which operates under the tradename PIP.America (“PIP.America”), a subsidiary of MediCor Ltd., as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas and our chairman, Donald K. McGhan personally, in the Circuit Court of Miami-Dade County, Florida.

Initially,  two cases were filed in October 1999, Case No. 99-25227-CA-01 and Case No. 00-14665-CA-01.  Of the two, Case No. 99-25227 was dismissed.  The same plaintiffs then, in June 2000, filed Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case.  In June 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims, but on their own behalf.  Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and PIP/USA, Inc. and seek to impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortuous and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Protheses, S.A.  In the third case, filed in 2003, MediCor is named but has not yet been served, but does anticipate being a defendant.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed.  The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought.  A motion seeking to dismiss all counts but the third-party beneficiary claim has been filed and a ruling is expected by the end of March 2004.

Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., et al., Case No. CV 030377, was filed in June 2003 in the Superior Court of San Luis Obispo County, California.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys’ fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California’s Song-Beverly Consumer Warranty Act and Unfair Competition Law.  PIP.America filed a demurrer to the action, which was overruled by the Court.  PIP.America has now filed an answer to the complaint.  Plaintiffs have served Poly Implant Prostheses, S.A., through the Hague convention, but that company has yet to file a responsive pleading. Plaintiffs are in the process of moving for entry of default against Poly Implant Prostheses, S.A.  A case management hearing is scheduled for May 5, 2004, at which time the court is likely to schedule a date to hear arguments for and against class certification.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in or around July 2003 in the District Court of Harris County, Texas.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas’ Deceptive Trade Practices Act with respect to implant products.  Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys’ fees and costs.  The lawsuit is in the discovery phase.  No order concerning class certification has been entered. The court has scheduled a pretrial conference to be held in June 2004, and has specified that a trial date will be set shortly thereafter.

Though it is not yet possible to predict the outcome of any of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class.  While we and our subsidiaries are desirous to honor our respective obligations under warranty provisions, all three purported class action cases above include two distinctly different types of claims.  The first of these arise from products sold by PIP.America’s predecessor with whom we are not affiliated, PIP/USA, Inc.  This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America’s entry into the U.S. market, which occurred in late 1999.  Because PIP.America did not sell these products, PIP.America similarly did not warrant these products.  The next claims arise from products sold by PIP.America and warranted by PIP.America.  We believe that PIP.America should not be held responsible for warranty or other claims relating to products it did not sell or warrant.  With respect to claims arising from products PIP.America did sell, PIP.America will seek to fulfill any obligations it has to all customers.  PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from all claims, including those asserted above.  PIP.America is in the process of asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity.  As a result, we believe the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position.

We and our subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of our business, including product liability and product warranty claims asserted against us.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict.  Claims against us or our subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business.  We presently believe we or our subsidiaries have meritorious defenses in all lawsuits in which we or any of our subsidiaries are defendants, subject to our continuing warranty obligations, which we and our subsidiaries intend to continue to satisfy.  While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on our business, results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended December 31, 2003, we extended the maturities of $75,000 in principal amount of 10% short-term convertible debentures issued to accredited investors.  The extended debentures mature in 2004.  The offer and sale of the extended debentures were exempt from registration pursuant to section 4(2) of the Securities Act.

During the quarter ended December 31, 2003, we issued $1,000,000 in principal amount of 10% convertible debentures due 2006 to accredited investors.  The offer and sale of the convertible debentures were exempt from registration pursuant to section 4(2) of the Securities Act.

During the quarter ended December 31, 2003, $75,000 in principal amount of a 10% convertible debenture was converted into 18,641 shares of common stock.  The offer and sale were exempt from registration pursuant to section 4(2) of the Securities Act.

During the quarter ended December 31, 2003, we granted options covering 120,000 shares of common stock to executive officers.  The offer and sale of the options and the underlying shares were exempt from registration pursuant to section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index at Page 34

(b)  Current Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD.
(Registrant)

Date:	February 12, 2004	By:
/s/ Theodore R Maloney
Theodore R. Maloney Chief Executive Officer

Date:	February 12, 2004	By:	/s/ Thomas R. Moyes
Thomas R. Moyes Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Investment Agreement
4.2	Form of Convertible Debenture
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350