Form 10QSB
period 2004-03-31
MEDICOR LTD
filed 2004-05-19
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

(702) 932-4560
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

On May 12, 2004, there were 18,045,265 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

MEDICOR LTD.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MediCor, Ltd.

Consolidated Balance Sheet

March 31, 2004

(Unaudited)

Assets

Current Assets:
Cash	$13,676
Receivables, less allowance for doubtful accounts of $167,691	192,200
Inventories	114,702
Prepaid expenses and other current assets	144,687
Total Current Assets	465,265

Property, plant and equipment, net	273,984
Goodwill and other intangibles, net	4,158,144
Deposits	5,683,000
Other assets	83,482
Total assets	$10,663,875

Liabilities and Stockholders’ Equity

Current Liabilities:

Short term convertible debentures	$275,000
Notes payable	250,000
Note payable to related party	11,896,942
Accounts payable	2,127,420
Accrued expenses and other current liabilities	1,498,158
Payroll taxes payable	35,178
Interest payable	2,541
Interest payable to related party	686,216
Total Current Liabilities	16,771,455

Long-term convertible debentures	1,650,000
Long-term accrued liabilities	1,429,367
Total liabilities	19,850,822

Commitments and contingencies (Note R)

Stockholders’ equity (deficit)

Common shares, $.001 par value, 100,000,000 shares authorized, 17,604,113 issued and outstanding, net of 20,298 treasury shares at par	17,604
Capital in excess of par value	16,996,818
Accumulated (deficit)	(26,201,369)
Stockholders’ equity (deficit)	(9,186,947)
Total liabilities and stockholders’ equity	$10,663,875

MediCor, Ltd.

Consolidated Statements of Operations

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Net sales	$363,741	$453,623
Cost of sales	117,815	185,158
Return of consigned inventory previously written down	(32,025)	—

Gross profit	277,951	268,465

Operating Expenses:
Selling, general and administrative expenses	2,264,520	1,154,127
Research and development	946,626	22,349

Operating Loss	(2,933,195)	(908,011)
Other income (expense):
Net interest expense	312,585	192,904

Loss before income taxes	(3,245,780)	(1,100,915)
Income taxes	—	870

Net Loss	(3,245,780)	(1,101,785)
Preferred dividends	—	24,827

Net loss attributable to common stockholders	$(3,245,780)	$(1,126,612)

Earnings per share data:
Weighted average shares, basic and diluted	17,604,113	15,911,938
Basic and diluted
Net loss per share	$(0.18)	$(0.07)

MediCor, Ltd.

Consolidated Statements of Operations

Nine Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Net sales	$1,006,622	$1,285,903
Cost of sales	260,510	724,153
Return of consigned inventory previously written down	(56,175)	(193,725)

Gross profit	802,287	755,475

Operating Expenses:
Selling, general and administrative expenses	5,131,484	3,351,964
Research and development	1,380,577	67,203

Operating Loss	(5,709,774)	(2,663,692)
Other income (expense):
Net interest expense	797,953	288,205

Loss before income taxes	(6,507,727)	(2,951,897)
Income taxes	1,737	870

Net Loss	(6,509,464)	(2,952,767)
Preferred dividends	—	147,852

Net loss attributable to common stockholders	$(6,509,464)	$(3,100,619)

Earnings per share data:
Weighted average shares, basic and diluted	17,566,142	15,016,766
Basic and diluted
Net loss per share	$(0.37)	$(0.21)

MediCor, Ltd.

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,509,464)	$(2,952,767)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	367,609	128,989
Provision for doubtful accounts	(3,319,523)	—
Inventory write down	56,175	—
Loss on disposal of property, plant and equipment	22,928	—
Changes in operating assets and liabilities
Receivables	3,320,957	(385,654)
Notes receivable	27,384	(36,331)
Inventories	(31,049)	(13,634)
Prepaid expenses and other current assets	(38,459)	(49,479)
Other assets	(39,600)	—
Bank overdraft	(128,387)	—
Accounts payable	131,875	32,988
Accrued expenses and other current liabilities	(66,392)	(245,596)
Payroll taxes payable	10,503	12,085
Interest payable	358,232	177,618
Long term accrued liabilities	15,770	84,493
Net cash utilized by operating activities	(5,821,441)	(3,247,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, equipment and patents	(24,583)	(3,108,615)
Increase in deposits	(600,000)	(2,104,325)
Net cash utilized by investing activities	(624,583)	(5,212,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	1,350,000	410,000
Proceeds from issuance of short term debt	5,125,600	5,880,944
Receipts on short term debt	102,230
Payments on short term debt	(140,251)	(763,185)
Issuance of common stock	11,489	3,130,194
Purchase of treasury stock	(39,999)	—
Issuance of preferred stock	—	—
Dividends paid	—	(147,852)
Net cash provided by financing activities	6,409,069	8,510,101

Net increase (decrease) in cash	(36,955)	49,873
Cash at beginning of period	50,631	17,249

CASH AT END OF PERIOD	$13,676	$67,122

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Conversion of short-term convertible debentures to common stock	$75,000	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the nine months for:

Interest	$390,701	$48,750
Taxes	$1,737	$870

See accompanying notes to unaudited financial statements.

MEDICOR LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
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

Receivables

The Company has reserved $167,691 against certain receivables due to issues regarding collectibility.  The Company intends to pursue all avenues to collect on amounts due.

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

Shares and Share Amounts

Effective as of February 7, 2003, the Company merged with III.  All references in the financial statements to the number of shares and per share amounts have been retroactively restated to reflect the increased number of common stock outstanding.

Effects of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combination” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 is effective as of July 1, 2001 and SFAS No. 142 is effective January 2002 for companies having fiscal years beginning after December 15, 2001.  Under SFAS No. 142, goodwill will not be amortized, but will be subject to impairment testing.  The Company adopted SFAS No. 141 and SFAS No. 142 effective for the fiscal year beginning July 1, 2002.  The Company has evaluated SFAS No. 141 and has determined that it will not have an effect on the Company’s March 31, 2004 consolidated financial statements.  The absence of goodwill amortization as a result of adopting SFAS No. 142 did not have a material effect on the Company’s consolidated results of operations or financial position.  There was no indication that goodwill was impaired.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company has determined that SFAS No. 143 will not have an effect on the Company’s March 31, 2004 financial statements.

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

Note C – Interim Reporting

The accompanying unaudited consolidated financial statements for the three and nine-month periods ended March 31, 2004 and March 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results for the full fiscal year.

Note D – Major Customer.

During the three and nine months ended March 31, 2003 approximately 25% of the Company’s consolidated revenue was attributable to one customer while revenue related to that same customer for the three and nine months ended March 31, 2004 was 7%.

Note E – Cash & Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note F – Accounts Receivable and Notes Receivable

Accounts receivable at March 31, 2004 consisted of:

March 31, 2004

Accounts receivable	$359,891
Allowance for doubtful accounts	(167,691)

Total	$192,200

The Company’s PIP.America subsidiary is party to a distribution agreement with Poly Implants Protheses S.A., a third-party manufacturer, which provides for the sale by the Company of certain surgically implantable prostheses in North America.  At March 30, 2004, the Company had $3,444,802 of accounts receivable from the manufacturer, representing amounts owed to the Company under the terms of the distribution agreement.  These amounts have been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection.  Effective March 30, 2004, the Company and the manufacturer amended the distribution agreement whereas the Company forgave certain amounts owed by the manufacturer in return for the transference of the premarket approval application.  See Note R.

Changes in allowance for doubtful accounts are as follows:

Balance January 1, 2004	$3,384,999
Provisions/(recovery)	(3,217,308)
Write-offs	—
Balance March 31, 2004	$167,691

Note G – Inventories

Inventories are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Inventories at March 31, 2004 consisted of:

March 31, 2004

Raw Materials	$101,676
Finished Goods	13,026

Total	$114,702

The 2002 value of consigned inventory of implants in physician offices on the books of the PIP.America subsidiary of the Company was uncertain.  A voluntary withdrawal of such inventory from the market was initiated subsequent to June 30, 2002 in conjunction with an agreement reached between the FDA and PIP.America.  Accordingly, the Company wrote down such inventory to a fair market value of zero as of June 30, 2002.  During the nine months ended March 31, 2004, inventory previously written down to a fair market value of zero was returned to the manufacturer for credit.

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

Property and equipment at March 31, 2004 consisted of:

March 31, 2004

Leasehold Improvements	$107,748
Furniture, Fixtures and equipment	338,050
Computer Equipment and tools and dies	186,820

Subtotal	632,618
Accumulated depreciation	(358,634)

Total	$273,984

Depreciation expense was $33,320 for the three months ended March 31, 2004 and $27,242 for the three months ended March 31, 2003.  For the nine months ended March 31, 2004 depreciation expense was $99,084 and $59,846 for the same period a year ago.

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

Goodwill and other intangibles as of March 31, 2004 consisted of:

March 31, 2004

Goodwill	$1,221,793
Distribution Agreements	225,000
Non-compete	130,000
Patents	3,100,000
Other	20,501

Subtotal	4,697,294
Accumulated amortization	(539,150)

Total	$4,158,144

Amortization for the three months ended March 31, 2004 was $87,883 compared to $17,118 for the same period a year ago.  The amortization for the nine months ended March 31, 2004 was $268,525 compared to $69,142 from the prior period ending March 31, 2003.  The increase in amortization for both periods can be attributed to the purchase of patents in March 2003.

Note J – Deposits

Deposits at March 31, 2004 totaled $5,683,000.  In 2000, the Company obtained the right to purchase a 7.5% common equity interest in a third-party manufacturer from its founder for $3,750,000.  In 2000, the Company made a non-refundable deposit of $1,883,000 against the purchase price.  The Company is under no obligation to fund the remainder of the payment or the exercise the purchase right.  The remaining deposit balance of $3,800,000 is related to an asset purchase agreement described in Note R.

Note K – Accrued Expenses

Accrued expenses and other current liabilities at March 31, 2004 consisted of:

March 31, 2004

Consulting	$752,500
Product replacement reserve	388,991
Other	356,667

Total	$1,498,158

Consulting fees consisted of amounts relating to a consulting agreement.

Other accrued expenses included salaries and employee benefits, legal, research and development and other miscellaneous accrued expenses.

Long-term accrued liabilities of $1,429,367 at March 31, 2004 consisted of product replacement reserves.

Note L – Convertible Debentures

Short-term convertible debentures at March 31, 2004 were $275,000.  These convertible debentures pay 10% interest.  Interest is prepaid and amortized over the life of the convertible debenture.  The convertible debentures are convertible within one year at the holder’s discretion to shares of Company common stock at a price of $4.02.  These convertible debentures mature between January and December 2004.

Long-term convertible debentures at March 31, 2004 were $1,650,000.  The convertible debentures are convertible after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date at the holder’s discretion to shares of Company common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date.  These convertible debentures mature between April 2006 and March 2007.

Note M – Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a company in which the Company’s Chairman has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Balance Sheet of $11,896,942 at March 31, 2004.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%).  During the three months ended March 31, 2004, LLC advanced $2,527,000 to the Company, none of which was repaid.  Interest expense relating to this note payable was $686,216 for the nine months ended March 31, 2004.  The unpaid liability for these expenses are included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company had a commitment from LLC to fund operating shortfalls as necessary for the period presented.

In October 2003, the Company entered into a Reimbursement Agreement with a company controlled by the Company’s Chairman, Mr. Donald K. McGhan, for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business.  The Reimbursement Agreement is effective for expenses incurred for MediCor business purposes.  The Company recognized a total of $493,103 for the nine months ended March 31, 2004 in expenses pursuant to the Reimbursement Agreement.  All expenses recognized pursuant to the Reimbursement Agreement have been included by the Company in selling, general, and administrative expenses.

Note N – Federal Income Taxes

The benefit for income taxes reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	March 31, 2004	March 31, 2003

Current	$2,213,218	$1,004,000
Deferred	81,848	4,436,888

Total Benefit	2,295,066	5,440,888
Less allowance for realization of deferred tax asset	$(2,295,066)	$(5,440,888)

Benefit Net	$—	$—

As of March 31, 2004 and June 30, 2003, the Company recorded allowances of $8,787,290 and $6,492,224 respectively, against certain future tax benefits, the realization of which is currently uncertain.  The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under IRS provisions.  Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.  The estimated net operating losses for tax purposes of approximately $15 million will expire over several years ending in 2023.

Primary components of the deferred tax asset at the periods noted were approximately as follows:

	March 31, 2004	June 30, 2003

Computed expected income tax asset/(liability) at 34%	$2,213,218	$1,814,778
Adjustments
Net operating loss	4,732,842	2,918,064
Allowance for bad debt	1,150,900	1,071,617
Warranty reserve	618,242	624,677
Depreciation and amortization	72,088	63,088

Income tax benefit	$8,787,290	$6,492,224
Less allowance for realization of deferred tax asset	(8,787,290)	(6,492,224)

Deferred tax asset, net	$—	$—

Note O – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Weighted average outstanding shares: basic	17,604,113	15,911,938	17,566,142	15,016,766
Common equivalent shares	—	—	—	—
Weighted average outstanding shares: diluted	17,604,113	15,911,938	17,566,142	15,016,766

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

The Company’s share option activity and related information is summarized below:

	Nine Months Ended March 31, 2004
	Options	Weighted Average Exercise Price

Options outstanding at beginning of period	3,038,358	$0.93
Granted	680,000	$1.16
Exercised	(77,667)	$0.08
Cancelled	(77,668)	$1.47

Options outstanding at end of period	3,563,023	$1.10

Options exercisable at end of period	2,051,852	$0.54

The following table summarizes information about stock options outstanding at March 31, 2004:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.05 - $0.10	1,528,497	1.5	$0.08	1,528,497	$0.08
$1.00 - $2.01	1,774,526	4.6	$1.60	561,900	$1.80
$3.00 - $3.80	260,000	6.7	$1.32	65,000	$3.73

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of FAS 148.

	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003

Net Loss, as reported	$(6,509,464)	$(3,100,619)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(331,006)	(152,562)

Pro forma net loss	$(6,840,470)	$(3,253,181)

Loss per share:
Basic and diluted	$(0.37)	$(0.21)

Basic and diluted - pro forma	$(0.39)	$(0.22)

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

The estimated fair value of each MediCor option granted is calculated using the Black-Scholes pricing model.  The weighted average assumptions used in the model were as follows:

	2004	2003

Risk-free interest rate	3.50%	6.00-6.50%
Expected years until exercise	2-6 Years	3-4 Years
Expected stock volatility	0.0%	0.0%
Dividend yield	0%	0%

The Company also issued warrants to purchase 80,776 shares of common stock to consultants in connection with consulting agreements.  Warrants were granted between 1999 and 2001 at prices between

$.08 and $1.61.  All warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Note Q - Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in multiple geographic locations within the U.S. and internationally in the medical device technology segment of the medical/health care market, and, as such, does not have multiple segments to report.  Revenues from customers attributable to any individual foreign country were not material.

Note R – Commitments and Contingencies

The Company has received a written commitment from International Integrated Industries, LLC, an affiliate of the Company’s chairman, to provide sufficient cash to fund any operating loss through March 31, 2005.  The same entity has provided the Company an aggregate of over $28 million in funding from the Company’s inception through March 31, 2004.  The future funding may take the form of debt or equity or a combination thereof.

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

The Company’s PIP.America subsidiary is party to a distribution agreement with Poly Implants Protheses S.A., a third-party manufacturer, which provides for the sale by the Company of certain surgically implantable prostheses in North America.  Previously, the manufacturer was undertaking the process of securing FDA approval for these products.   At March 30, 2004, the Company had $3,444,802 of accounts receivable from the manufacturer, representing amounts owed to the Company under the terms of the distribution agreement.  These amounts have been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection.

Effective March 30, 2004, the Company and the manufacturer amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to the Company’s subsidiary.  In conjunction with this change, the Company forgave certain amounts owed by the manufacturer, and the parties amended the pricing terms.

The amendments obligate the Company to fund the ongoing clinical and regulatory costs and expenses.  The amount and timing of these costs is unknown and may be material.  Because the Company has just undertaken management of the application process, the likelihood and timing of obtaining FDA approval are also uncertain.

Concurrently, the manufacturer issued to the Company a revolving promissory note for certain sums to come due to the Company based on the Company’s and the manufacturer’s administration of product warranty and product warranty related claims.  The note bears interest at the rate of 6.75%.  The principal amount under the note as of March 30, 2004 was $0.

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against the Company’s PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas and our chairman, Donald K. McGhan personally, in the Circuit Court of Miami-Dade County, Florida.

Initially, two cases were filed in October 1999, Case No. 99-25227-CA-01 and Case No. 00-14665-CA-01.  Of the two, Case No. 99-25227 was dismissed.  The same plaintiffs then, in June 2000, filed Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case.  In June 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims, but on their own behalf.  Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and Poly Implants Protheses, S.A. and seek to impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Protheses, S.A.  In the third case, filed in 2003, MediCor is named but has not yet been served, but does anticipate being served.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed.  The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought.  A motion seeking to dismiss all counts but the third-party beneficiary claim has been filed and a ruling is expected soon.  PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., et al., Case No. CV 030377 was filed in June 2003 in the Superior Court of San Luis Obispo County, California.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys’ fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California’s Song-Beverly Consumer Warranty Act and Unfair Competition Law.   PIP.America filed a demurrer to the action, which was denied by the Court.  PIP.America has now filed an answer to the complaint.  Poly Implant Prostheses, S.A., has also filed an answer to the complaint, and written discovery is in the initial stages.  A case management hearing occurred on May 5, 2004, at which time the court scheduled a date to hear arguments for and against class certification.  PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas’ Deceptive Trade Practices Act with respect to implant products.  Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys’ fees and costs.  The lawsuit is in the discovery phase and no hearing has been held, or order entered, concerning class certification.   PIP.America has filed motions seeking to dismiss certain claims in a summary judgment proceeding.  The court has scheduled a pretrial conference to be held in June 2004, and has specified that a trial date will be set shortly thereafter.  PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Though it is not yet possible to predict the outcome of any of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class.  While MediCor and its subsidiaries are desirous to honor their respective obligations under warranty provisions, all three purported class action cases above include two distinctly different types of claims.  The first of these arise from products sold by

PIP/USA, Inc., with whom neither MediCor nor any of its affiliates are affiliated.  This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America’s entry into the U.S. market, which occurred in late 1999.  Because PIP.America did not sell these products, PIP.America similarly did not warrant these products.  The next claims arise from products sold by PIP.America and warranted by PIP.America.  With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves.  Other than certain of its own warranty claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from all claims, including those asserted above.  PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity.  As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company’s business, results of operations or financial position.

The Company and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict.  Claims against the Company or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business.  The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which the Company or any of its subsidiaries are defendants, subject to the subsidiaries’ continuing warranty obligations, which the subsidiaries intend to continue to satisfy.  While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on the Company’s business, results of operations or financial position.

The Company leased office, manufacturing and warehouse facilities and office equipment under various terms.  Lease expenses amounted to $94,144 and $116,147 for the three months ended March 31, 2004 and 2003, respectively.  For the nine months ended March 31, 2004 lease expenses were $282,192 compared to $413,934 for the nine months ending March 31, 2003.  Future minimum lease payments are approximated as follows:

Year ended March 31,	Amount

2005	226,652
2006	235,484
2007	244,662
2008	207,602
2009	18,788

Note S – Subsequent Event

On May 17, 2004, the Company agreed to acquire all of the capital stock of Laboratories Eurosilicone S.A., a privately-held medical device manufacturer based in Apt, France.  The closing of the acquisition is subject to obtaining necessary financing and other customary closing conditions.  The Company has incurred and agreed to certain deposits and fees in connection with the closing of this acquisition. On May 19, 2004, the Company filed a Current Report on Form 8-K relating to this event.

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended March 31, 2004 decreased $89,882 from $453,623 to $363,741 for the same period in 2003. For the nine months ended March 31, 2004 sales decreased $279,281, from $1,285,903 to $1,006,622. The 20% decrease for the three months ended March 31, 2004 and the 22% decrease for the nine months ended March 31, 2004 was driven by lower unit sales, primarily due to the decrease of orders from one large customer.

Cost of Sales

Cost of sales as a percentage of net sales for the three- and nine-month periods ended March 31, 2004 were approximately 32% for each compared to approximately 26% during the same periods in 2003.  This excludes a benefit of $32,025 for the three months ended March 31, 2004 and a benefit of $56,175 for the nine months ended March 31, 2004 from a return of consigned inventory previously written down.  The overall reduction in cost of sales for the three- and nine-month periods was due to lower sales, as well as overall higher per unit sales reflecting a change in product mix.  Normally, we expect that cost of sales will remain relatively constant on a percentage basis of approximately 35% to 40%.

Selling, General and Administrative

Selling, general and administrative expenses increased 96% to $2,264,520 for the three months ended March 31, 2004, as compared to $1,154,127 during the same period in 2003.  For the nine months ended March 31, 2004, selling, general and administrative expenses were $5,131,484 compared to $3,351,964 for the same period a year ago, a 53% increase.  The overall increase for the three- and nine-month periods can be attributed to increases in payroll and payroll related expenses; depreciation and amortization; travel, and amortization of commissions related to convertible debentures. In addition the Company experienced a decrease in expenditures of rent and professional fees.  As our business and sales increase, we anticipate that SG&A expenses will increase in absolute dollars, but decrease as a percentage of sales.

Research and Development

Research and development in the recent quarter ending March 31, 2004 was $946,626 compared to $22,349 for the same period in 2003.  For the nine months ended March 31, 2004 research and development expenses equaled $1,380,577, as compared to $67,203 for the same period in 2003.   The increase for the three- and nine-month

periods was driven by our commitment to fund all future expenses associated with obtaining required government approvals for saline breast implant products.  We expect that research and development expenses will decrease once we receive required government approvals.

Interest Expense

Interest expense increased to $797,953 for the nine months ended March 31, 2004, compared to $288,205 in same period in the prior year.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to an increase in the average principal note payable to related party balances and an increase in convertible debentures.

Net Loss

Net loss for the three months ended March 31, 2004 increased to $3,245,780 from $1,126,612 in the comparable period in the year.  Net loss increased from $3,100,619 reported in the previous nine months to $6,509,464 for the nine months ended March 31, 2004.  The decline was due to lower sales, higher selling, general and administrative expenses,  research and development and interest expense.  Basic and diluted loss per share was ($0.18) for current three month period compared to ($0.07) for the comparable period last year. Net losses are primarily attributable to the substantial costs associated with facilitating FDA pre-market approvals for products sought to be sold by MediCor and limited sales of our current products.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future.  Because we have only limited product sales and will not be in a position to materially increase sales until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by us, we have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalent and cash generated from operations will be insufficient to meet our anticipated cash needs for the next 12 months.  To satisfy our liquidity requirements, we will need to raise additional funds.  To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we expect that we will be able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through March 31, 2005.  The same entity has provided to us over $28 million in funding from our formation through March 31, 2004.  The future funding may take the form of debt or equity or a combination thereof.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the quarter ended March 31, 2004, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  As of the end of our fiscal year ended June 30, 2003, management adopted formal disclosure controls and procedures which were employed in the preparation of this report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against the Company’s PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas and our chairman, Donald K. McGhan personally, in the Circuit Court of Miami-Dade County, Florida.

Initially, two cases were filed in October 1999, Case No. 99-25227-CA-01 and Case No. 00-14665-CA-01.  Of the two, Case No. 99-25227 was dismissed.  The same plaintiffs then, in June 2000, filed Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case.  In June 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims, but on their own behalf.  Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf, and seeking to rescind various transactions between PIP.America and Poly Implants Protheses, S.A. and seek to impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Protheses, S.A.  In the third case, filed in 2003, MediCor is named but has not yet been served, but does anticipate being served.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed.  The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought.  A motion seeking to dismiss all counts but the third-party beneficiary claim has been filed and a ruling is expected soon.  PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., et al., Case No. CV 030377 was filed in June 2003 in the Superior Court of San Luis Obispo County, California.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for unspecific monetary damages, exemplary damages, attorneys’ fees and costs and injunctive relief for alleged breach of express warranty and alleged violations of California’s Song-Beverly Consumer Warranty Act and Unfair Competition Law.   PIP.America filed a demurrer to the action, which was denied by the Court.  PIP.America has now filed an answer to the complaint.  Poly Implant Prostheses, S.A., has also filed an answer to the complaint, and written discovery is in the initial stages.  A case management hearing occurred on May 5, 2004, at which time the court scheduled a date to hear arguments for and against class certification.  PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, was filed in January 2003 in the District Court of Harris County, Texas.  Plaintiffs purport to sue on behalf of themselves and an alleged class of persons allegedly similarly situated for alleged strict liability, breach of express warranty, breach of implied warranties, violation of Section 402B of the Restatement (Second) of Torts, negligence, misrepresentations, and violation of Texas’ Deceptive Trade Practices Act with respect to implant products.  Plaintiffs seek an unspecified amount in alleged compensatory damages, additional statutory damages, interest, attorneys’ fees and costs.  The lawsuit is in the discovery phase and no hearing has been held, or order entered, concerning class certification.   PIP.America has filed motions seeking to dismiss certain claims in a summary judgment proceeding.  The court has scheduled a pretrial conference to be held in June 2004, and has specified that a trial date will be set shortly thereafter.  PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Though it is not yet possible to predict the outcome of any of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class.  While MediCor and its subsidiaries are desirous to honor their respective obligations under warranty provisions, all three purported class action cases above include two distinctly different types of claims.  The first of these arise from products sold by PIP/USA, Inc., with whom neither MediCor nor any of its affiliates are affiliated.  This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America’s entry into the U.S. market, which occurred in late 1999.  Because PIP.America did not sell these products, PIP.America similarly did not warrant these products.  The next claims arise from products sold by PIP.America and warranted by PIP.America.  With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves.  Other than certain of its own warranty claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from all claims, including those asserted above.  PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity.  As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company’s business, results of operations or financial position.

The Company and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict.  Claims against the Company or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business.  The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which the Company or any of its subsidiaries are defendants, subject to the subsidiaries’ continuing warranty obligations, which the subsidiaries intend to continue to satisfy.  While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on the Company’s business, results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 2004, we granted options covering 240,000 shares of common stock to new employees.   The offer and sale of the options and the underlying shares were exempt from registration pursuant to section 4(2) of the Securities Act.

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

MEDICOR LTD.
(Registrant)

Date:	May 19, 2004	By:	/s/ Theodore R Maloney
Theodore R. Maloney Chief Executive Officer

Date:	May 19, 2004	By:	/s/ Thomas R. Moyes
Thomas R. Moyes Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Amended Distribution Agreement
10.2*	Form of Promissory Note
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

*                                         Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission.