Form 10KSB
period 2004-06-30
MEDICOR LTD
filed 2004-09-20
CIK 1143799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number 333-64420

MEDICOR LTD.

(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	14-1871462 (I.R.S. Employer Identification No.)

4560 S. Decatur Blvd. Las Vegas, Nevada (Address of Principal Executive Offices)	89103 (Zip Code)

(702) 932-4560

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par value $0.001 per share

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The issuer’s revenues for the most recent fiscal year: $1,421,583.

     The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 1, 2004 was approximately $23,841,075, based on the average bid and asked prices on the OTC Bulletin Board on that date.

     On September 1, 2004, there were 18,045,265 shares of common stock outstanding.

     Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☒

MEDICOR LTD.

Annual Report on Form 10-KSB

For the Fiscal Year Ended June 30, 2004

		Page
	PART I

Item 1.	Business	2
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	14

	PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	14
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7.	Financial Statements	16
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
Item 8A.	Controls and Procedures	16

	PART III

Item 9.	Directors and Executive Officers	17
Item 10.	Executive Compensation	17
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 12.	Certain Relationships and Related Transactions	17
Item 13.	Exhibits, List and Reports on Form 8-K	17
Item 14.	Principal Accountant Fees and Services	17
Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers
Signatures		18
Financial Statements		F-1
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

     This report contains trademarks and trade names that are the property of MediCor Ltd. and its subsidiaries, and of other companies, as indicated.

     In this document, the words “we,” “our,” “ours,” “us” and “MediCor” refer only to MediCor Ltd. and its subsidiaries, not any other person or entity.

PART I

     This Annual Report on Form 10-KSB (including the section regarding Management’s Discussion and Analysis or Plan of Operation) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

     Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risks and Uncertainties” below, as well as those discussed elsewhere in this report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report on Form 10-KSB. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

     We file reports with the Securities and Exchange Commission (SEC). We electronically file our Annual Reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports with the SEC. You can read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1. BUSINESS

     MediCor Ltd. is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic plastic surgery and dermatology markets. Current products include breast implants and scar management products. Our products are sold worldwide to hospitals, surgical centers and physicians mostly through various distributors as well as through some direct sales personnel.

Company History and Business Strategy

     MediCor was founded in 1999 by Chairman of the Board Donald K. McGhan, the founder and former Chairman and Chief Executive Officer of Inamed, McGhan Medical and McGhan Limited. MediCor’s objective is to be a leading supplier of selected international medical devices and technologies. To achieve this strategy, we intend to build upon and expand our business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets. We intend to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights.

Products

     Currently, MediCor has two main product lines –

•	breast implants for aesthetic plastic and reconstructive surgery and

•	scar management products.

Breast implant products

     MediCor’s primary product line is breast implants. We have a strategy of establishing or acquiring manufacturing and distribution capabilities for this product line. Historically, we acted as a distributor in the United States for breast implant products manufactured by a third-party manufacturer. In May 2004, we agreed to purchase and in July 2004 we closed on the acquisition of Laboratoires Eurosilicone S.A. Based on our evaluation of available industry data, Eurosilicone is the third largest breast implant manufacturer in the world. The financing for the Eurosilicone acquisition was provided through additional loans from III, LLC, an affiliate of MediCor’s chairman, as more fully described in the financial statements and notes. Because the Eurosilicone acquisition occurred after the end of our fiscal year ending June 30, 2004, none of the results or financial information contained in this annual report includes Eurosilicone’s operations or results. We are filing a Current

Report on Form 8-K concurrent with the filing of this annual report that contains additional pro forma and historical financial information regarding Eurosilicone.

     Prior to May 2000, through our III Acquisition Corp. subsidiary, which does business under the trade name PIP.America, we distributed in the United States pre-filled saline breast implants manufactured by Poly Implants Protheses, S.A. (PIP), on both a direct and a consigned inventory basis. As of May 2000, the United States Food and Drug Administration (FDA) notified PIP.America and PIP that further direct sales to customers by PIP.America would be suspended until the FDA reviewed and approved the clinical study being conducted by PIP. Pursuant to a voluntary withdrawal from the market, sales of PIP.America products ceased in November of 2002 pending final Pre-Market Approval (PMA) clearance. PIP.America and MediCor are currently conducting the clinical study and it is in a monitoring phase. Although the likelihood and timing of obtaining FDA approval are uncertain, we currently anticipate that the necessary governmental approvals for commercialization in the U.S. will occur before the quarter ending June 2005.

     In April 2002, we agreed to acquire substantially all of assets of another privately-held United States breast implant distributor whose principal product line consists of inflatable saline breast implants. As in the case of PIP’s products, these were also available in the U.S. prior to May 2000. The closing of this asset acquisition is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed, which we anticipate will occur before the end of the quarter ending March 2005. Even though we intend to commence marketing and sales of the products as soon after approval as possible, at June 30, 2004 we recorded a reserve against all acquisition advances due to various uncertainties related to this third-party distributor.

   Scar Management Products

     Our subsidiary, HPL Biomedical, Inc. (which does business under the trade name Biodermis) manufactures and sells products in the specialty field of scar management and post-operative care products. In the United States, Biodermis distributes its products to dermatologists, dermatological surgeons, aesthetic plastic and reconstructive surgeons and Obstetric/Gynecologists through a combination of a direct sales force and a distributor. Internationally, Biodermis distributes to the same fields of medicine through approximately 70 distributors in about 50 countries, including Canada and Mexico. Biodermis’ core product line consists of products indicated for use in the prevention and management of excessive or abnormal masses of visible scar tissue known as keloid and hypertrophic scars. In the United States, the products are distributed under the names EpiDermTM silicone gel sheeting and XeragelTM silicone ointment. Internationally, the same products are also marketed under the names TopiGelTM and DermaSofTM.

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

     Additionally, a portion of Biodermis’ revenue is derived from original equipment manufacturing of scar management and post-operative care products for other medical device companies who then sell the products under their own brand names. To assure quality control and proper regulatory compliance, Biodermis retains all responsibilities related to United States Food and Drug Administration and European CE-mark certification and regulatory compliance related to manufacturing activities. Some of these companies are allowed to compete for sales in similar markets and for similar customers against Biodermis’ distributors and direct sales staff.

Sales and Marketing

     We sell our products primarily through independent distributors worldwide, as well as through a small direct sales force. We reinforce our sales and marketing program with telemarketing, which is designed to increase sales through follow-up on leads and the distribution of product information to potential customers. We supplement our marketing efforts with appearances at trade shows, advertisements in trade journals and sales brochures.

    Breast Implants

     Currently, we are awaiting the required FDA clearance to sell breast implants in the United States. These products are typically sold on both a direct and a consigned inventory basis.

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

Competition

    Breast Implants

     We have competed and will compete in the U.S. breast implant market with Inamed Corporation and Mentor Corporation. Through our acquisition of Eurosilicone, we will compete internationally with several manufacturers and distributors, including Inamed Corporation, Mentor Corporation, Silimed, S.A. Poly Implants Protheses, S.A., Nagor Limited, Laboratories Sebbin S.A., and Laboratoire Perouse Implant S.A.

     We believe that the principal factors that will allow our products to compete effectively are high-quality product consistency, product design, management’s knowledge of and sensitivity to market demands, plastic surgeons’ familiarity with our management and products, and our ability to identify and develop or license patented products embodying new technologies.

    Scar Management Products

     Currently, we estimate there are approximately 15 companies in the United States and international markets competing for market share among dermatologists and plastic and reconstructive surgeons for products that are competitive with those of Biodermis. EpiDerm, also sold as DermaSof and TopiGel, and Xeragel comprise Biodermis’ principal product line and compete against such companies as “Cica Care,” by Smith and Nephew, “Rejuveness,” by ReJuveness Pharmaceuticals, “Kelo-Cote” by Advanced Bio-Technologies, Inc., “New Beginnings,” by PMT Corporation, and others.

     EPIfoam post-operative compression foam has no direct product-type competition. However, it competes to some extent with a product known as “Reston” foam, manufactured by 3M, as a piping and insulation product, which is occasionally used off-label by surgeons. HydroGOLD hydrogel sheeting competes against such companies products as “2nd Skin,” by Spenco Corp. and “HydraSkin” by HydraSkin Corp.

Research and Development

     We use employee and independent consultant scientists, engineers, and technicians to work on material technology and product design as part of our research and development efforts. Our research and development expense is currently primarily directed toward supporting the clinical trials of our products or products which we seek to distribute for third parties. In addition, we direct research and development toward development or acquisition of new and improved products based on scientific advances in technology and medical knowledge, together with input from the surgical profession. We have incurred expenses of $2,149,049 and $190,625 for the years ended, June 30, 2004 and 2003, respectively, for research and development.

Patents, Licenses, and Related Agreements

     We currently own or have exclusive license rights to numerous patents, patent applications, trademarks and trademark applications throughout the world. Although we believe our patents and patent rights are valuable, our technical knowledge with respect to manufacturing processes, materials, and product design are also valuable. As a condition of employment or consulting, we require that all employees and consultants execute a proprietary information and inventions agreement relating to our proprietary information and intellectual property rights.

Manufacturing and Raw Materials

    Breast implants

     Prior to our acquisition of Eurosilicone, we did not manufacture any of the breast implant products we sold. All of the saline filled breast implant products we distributed in the past were manufactured in France by Poly Implants Protheses. These products were produced in controlled environments utilizing specialized equipment for precision measurement, quality control, packaging, and sterilization. The manufacturing activities for products sold in the U.S. are subject to FDA regulations and guidelines, and these products and their manufacturing procedures were reviewed by the FDA prior to the FDA’s call for a pre-marketing approval for saline breast implants in 2000. Poly Implants Protheses’ manufacturing activities are also subject to regulatory requirements and periodic inspections by European regulatory agencies.

     Our Eurosilicone products are manufactured at the Eurosilicone facility in Apt, France. This facility and its operations are subject to similar standards and government regulation and inspection for manufacturing facilities.

     There are a very few qualified suppliers of silicone raw materials in the world. To the extent we build or acquire manufacturing capability, we will most likely be required to purchase our silicone raw material supplies for production of breast implants from a single-source supplier. Eurosilicone relies upon one manufacturer for its silicone raw material supplies, the same supplier to our largest competitors.

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

     There are very few qualified suppliers of the raw materials required for the Biodermis products in the world. To the extent we build or acquire scar management product manufacturing capability, we will most likely be required to purchase our raw material supplies for our products from one of these suppliers.

    Environmental Compliance

     Our manufacturing facilities are regulated by various national, state, regional and local laws. We believe that our operations are in compliance with all applicable laws and we received no citations or notices of violations in 2003. In 2004, we do not expect to incur any material expense to maintain our compliance level. With regard to our recent acquisition of Eurosilicone, we believe that we will be in compliance with all applicable laws and regulations.

Government Regulation

     Medical devices are subject to regulation by the U. S. Food and Drug Administration, state agencies and, in varying degrees, by foreign government health agencies. These regulations, as well as various U.S. Federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping, and marketing of these products. The majority of our product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the U.S. and other countries. The lengthy process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, or use or their withdrawal from the market.

    Regulation of Medical Devices

     Our current products are medical devices intended for human use and are subject to regulation by FDA in the United States. Unless an exemption applies, each medical device we market in the U.S. must have a 510(k) clearance or a Pre-market Approval (PMA) in accordance with the federal Food, Drug, and Cosmetic Act of 1976, as amended. FDA regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety data obtained under approved clinical protocols. FDA regulation divides medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, GMPs and other general requirements. Class II devices are subject to special controls in addition to general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes data, including clinical data, supporting the safety and effectiveness of the device. Manufacturing must comply with the FDA’s Quality System Requirements for “good manufacturing practices” (GMPs), and the compliance is verified by detailed FDA inspections of manufacturing facilities. These regulations also require reporting of product defects to the FDA. Periodic reports must be submitted to the FDA, including any descriptions of any adverse events reported. The majority of our products are regulated as Class III medical devices. The advertising, promotion and distribution of medical devices are regulated by the FDA and the Federal Trade Commission (FTC) in the U.S.

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

     Failure to comply with these domestic and international regulatory standards and requirements could affect our ability to market and sell our products in these countries. The current regulatory status of our Biodermis products and the breast implant products we distribute is discussed in the “Products” section above. Our Eurosilicone products are not currently approved for sale in the United States and we have yet to commence filing an application for a PMA for those products.

    Regulation of Manufacturing

     For medical devices the manufacturing processes and facilities are subject to continuing review by the FDA and various state and other national agencies. These agencies inspect quality systems and facilities from time to time to determine whether they are in compliance with various regulations relating to manufacturing practices and other requirements. Facilities that manufacture products sold in the U.S. must comply with the FDA’s Quality System Regulation requirements for Good Manufacturing Practices. For products sold in Europe, we must demonstrate compliance with the ISO 9000 and EN 46000 international quality system standards. The regulatory status of our manufacturing facilities is discussed under “Manufacturing and Raw Materials” above.

    Other Regulation

     We are subject to federal, state, local and foreign environmental laws and regulations, including the U.S. Occupational Safety and Health Act, the U.S. Toxic Substances Control Act, the U.S. Resource Conservation and Recovery Act, and other current and potential future federal, state, or local regulations. Our manufacturing and research and development activities involve the controlled use of hazardous materials, chemicals, and biological materials, which require compliance with various laws and regulations regarding the use, storage, and disposal of such materials.

     We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

     Our present and future business has been and will continue to be subject to various other laws and regulations.

    Foreign Corrupt Practices Act

     The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Third-Party Coverage and Reimbursement

     Purchases of breast implant products for augmentation and facial aesthetics products are generally not reimbursed by government or private insurance carriers. However, since 1998, U.S. federal law has mandated nationwide insurance coverage of reconstructive surgery following a mastectomy, which includes coverage for breast implants. Outside the U.S., reimbursement for breast implants used in reconstructive surgery following a mastectomy may be available, but the programs vary on a country-by-country basis.

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

Product Replacement Programs

     We have always conducted our product service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer however, we occasionally receive communications from surgeons with respect to various products claiming the products were defective, lost volume, or have otherwise failed. In the case of a deflation of a saline-filled breast implant product sold by us and implanted in the U.S., in most cases our product replacement program provides for a free replacement implant and limited financial assistance paid to the surgeon to help reduce the costs of a replacement surgical procedure. In order to receive the surgical assistance, the deflation must have occurred within ten years of the original implantation, and certain other claim procedures must be met. We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery. Anticipated estimated financial liabilities for product replacement and warranty claims are periodically reviewed and reflected in our financial statements.

Financial Information About Geographic Areas

     A majority of our historic sales and substantially all of our long-lived assets are in the U.S. With the recent acquisition of Eurosilicone, we expect that in the future our financial assets and sales will be primarily outside of the U.S., including manufacturing assets in France, and sales into over 60 countries.

Working Capital and Product Inventories

     When in the past we have sold breast implant products, we maintained significant breast implants consignment inventories, consistent with industry practice. We expect this practice to continue as we reintroduce products to the market. Since a doctor may not be sure of the exact size of breast implant required for implantation and cannot be sure that no accidental damage will occur to an implant, the doctor is likely to order extra quantities and sizes beyond the quantity and size ultimately used in surgery. By carrying a consignment inventory of typical sizes at certain hospitals and other medical offices, we reduce the level of product return subsequent to surgery.

     Otherwise, we attempt to manage inventories to a level that permits good customer service. Additionally, there are inventory builds prior to launching new products.

     Our accounts receivable payment terms have been and we anticipate them to continue to be consistent with normal industry practices for each of our market segments.

     Our working capital and product inventories may change materially in the future due to the acquisition of Eurosilicone. We anticipate that inventory and accounts receivable will be consistent with norms in the industry and consistent with Eurosilicone’s history.

Employees

     As of June 30, 2004, we had approximately 28 full-time or full-time equivalent employees, all of which were in the United States. From time to time, we also engage consultants on short- or long-term contracts, primarily in connection with research and development projects. None of our employees are represented by a labor union.

     With the recent acquisition of Eurosilicone, we expect that the number of employees in France will be approximately 170 people. Although not represented by an independent labor union, the Eurosilicone employees are represented by a statutory workers’ council.

     We recognize the importance of environmental responsibility and the need to provide a safe and healthy workplace for our employees by complying with all federal, state, and local laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees’ health and safety. We do not expect any significant capital expenditures to comply with environmental, health, or safety regulations in 2004 or 2005. We believe that our current systems and processes are adequate for current needs.

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

     Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	uncertainties with or actions of our collaborative partners or suppliers;

•	slower than expected patient recruitment;

•	difficulties in patient retention; and

•	government or regulatory delays.

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

     The medical device industry is highly competitive and is subject to significant and rapid technological change. We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, will be crucial to our success. We are continually engaged in product development and improvement programs to establish and improve our competitive position. We cannot, however, guarantee that we will be successful in enhancing our existing products or products we have in development or clinical trials. Nor can we guarantee that we will be successful in developing new products or technologies that will timely achieve regulatory approval or receive market acceptance. Once developed, we must also timely obtain regulatory approval for our products, the failure of which may cause our products to be obsolete once regulatory approval is granted.

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

     Three lawsuits have been filed naming us or one of our subsidiaries, the French manufacturer from which we purchase breast implant products, and the U.S. distributor of those same products who preceded our subsidiary in the U.S. market. In these suits the plaintiffs seek, among other things, class action status for claims, including claims for breach of warranty. The claims arise from products distributed both before and after our subsidiary that distributed the products came into existence. Although certain of the claims arise from products distributed by the other distributor prior to our subsidiary coming into existence, we have still been named as a defendant. While we have reserved an amount equal to the outstanding warranty claims for claims arising from products our subsidiary did distribute, the plaintiffs are seeking to hold us responsible for more damages. There can be no assurance we can terminate the litigation as to our subsidiary for reserved amounts. Although our subsidiary is indemnified by three separate entities, including Poly Implants Protheses, S.A., the French manufacturer, PIP/USA, Inc. the previous distributor, and Mr. Jean Claude Mas, personally, there can be no assurance this indemnity will protect us, as there is no guarantee the French manufacturer, the previous distributor, or Mr. Mas will, or is able to, honor the indemnification they have provided.

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

     Our success depends in part on our ability to obtain patents or rights to patents, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses and we are able to enforce those rights. Patent protection generally involves complex legal and factual questions and, therefore, enforceability and enforcement of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, our pending and future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

     Our dependence on supply, collaborative or consulting arrangements with third parties subjects us to a number of risks. These arrangements may not be on terms favorable to us. Agreements with suppliers may limit our supply of products or require us to purchase products we can not profitably sell. They may also restrict our ability to market or distribute other products. Agreements with consultants or collaborative partners typically allow the third parties significant discretion in electing whether or not to pursue any of the planned activities. We cannot with certainty control the amount and timing of resources our suppliers, collaborative partners or consultants may devote to our products and these third parties may choose to pursue alternative products. These third parties also may not perform their obligations as expected. Business combinations, significant changes in their business strategy, or their access to financial resources may adversely affect a supplier’s, partner’s or consultant’s willingness or ability to complete its obligations under the arrangement. Moreover, we could become involved in disputes with our suppliers, partners or consultants, which could lead to delays or termination of the arrangements and time-consuming and expensive litigation or arbitration.

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

ITEM 2. PROPERTIES

     As of June 30, 2004, we owned no real property. Our principal executive office is located at 4560 S. Decatur Blvd., Suite 300, Las Vegas, NV 89103, which we lease under a five-year lease beginning in January 2003. We also lease office, manufacturing and warehouse facilities located in Las Vegas, Nevada, Santa Barbara, California, Glendale, California and Minneapolis, Minnesota. We believe our current facilities, together with those we may acquire in connection with future acquisitions, will generally be adequate for our needs for the foreseeable future. Eurosilicone, our recently acquired manufacturing facility in Apt, France, has three buildings with about 44,100 of square footage.

ITEM 3. LEGAL PROCEEDINGS

     In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, and various other unnamed plaintiffs, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas and our chairman, Donald K. McGhan, personally, in the Circuit Court of Miami-Dade County, Florida.

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

     Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed. The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim. Plaintiffs requested and received a two-month extension to tender written discovery to our witnesses before filing a response to the motion to dismiss. A ruling on the motion should come by the end of the year. PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

     Though it is not yet possible to predict the outcome of any of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class. While MediCor and its subsidiaries are desirous to honor their respective obligations under our Product Replacement Programs, the purported class action case above includes two distinctly different types of claims. The first of these arise from products sold by PIP/USA, Inc., with whom neither MediCor nor any of its affiliates are affiliated. This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America’s entry into the U.S. market, which occurred in late 1999. Because PIP.America did not sell these products, PIP.America similarly did not warrant these products. The next claims arise from products sold by PIP.America and associated to the Product Replacement Program administered by PIP.America. With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves. Other than certain of its own Product Replacement claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from all claims, including those asserted above.

     PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity. As a result, we believe the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position.

     MediCor and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex proceedings can be very difficult to predict. Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. We presently believes we or our subsidiaries have meritorious defenses in all lawsuits in which we or our subsidiaries are defendants, subject to the subsidiaries’ continuing warranty obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on our business, results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

     On September 3, 2004, we had approximately 592 stockholders of record. Our common stock price at the close of business on September 8, 2004 was $5.00 per share. The average of the bid and asked price on that date was $5.20.

     During the fourth quarter 2004 we issued 9,845 shares of preferred stock designated as Series A 8.0% Convertible Preferred Stock to 18 accredited investors for a total of $9,845,200. $1,150,000 was converted from long-term convertible debentures, $5,005,000 was converted from our related-party notes payable and $940,000 was issued for employee bonuses and consulting fees. The remainder was sold for cash. No commissions were paid in connection with the sale of these shares.

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

	High	Low
Fiscal 2002
Quarter ended March 31, 2002	$0.51	$0.28
Quarter ended June 30, 2002	$0.85	$0.25
Fiscal 2003
Quarter ended September 30, 2002	$0.20	$0.20
Quarter ended December 31, 2002	$0.20	$0.20
Quarter ended March 31, 2003	$5.30	$0.20
Quarter ended June 30, 2003	$5.00	$1.01
Fiscal 2004
Quarter ended September 30, 2003	$4.70	$1.01
Quarter ended December 31, 2003	$2.80	$1.01
Quarter ended March 31, 2004	$5.50	$1.05
Quarter ended June 30, 2004	$5.20	$2.50

Dividends

     We have never paid a cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuances under Equity Compensation Plans

	Number of securities to
	be issued upon the	Weighted average	Number of securities
	exercise of outstanding	exercise price of	remaining available
	options	outstanding options	for future issuance
Equity compensation plans approved by Stockholders (Amended and Restated 1999 Stock Compensation Program)	—	—	1,242,680
Stand-alone options and warrants, not approved by Stockholders	3,964,978	$1.00	—

Total	3,964,978	$1.00	1,242,680

Stand-alone options not approved by Stockholders

     In fiscal 2001, 2002, 2003 and 2004 MediCor granted 262,455, 140,052, 1,211,544 and 2,350,917 stand-alone options, respectively, and in fiscal 2002 62,135 warrants to purchase shares of common stock to employees and consultants. The exercise price per share for each option and warrant is the fair market value per share on the date of grant. These options and warrants vest ratably over four years. Some or all of these options and warrants may also vest immediately upon a change-of-control, as defined in the respective agreements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Sales

     Overall sales for the fiscal year ended June 30, 2004 decreased to $1,421,583 from $1,676,905 in fiscal 2003. The 15% decrease was driven by lower unit sales, primarily due to the decrease of orders from one large customer. During the fiscal year ended June 30, 2004 approximately 8% of our consolidated sales were attributable to one customer as compared to 25% for the prior year ended June 30, 2003. Excluding the impact of this one customer, sales would have increased 4%. These sales were exclusively from our scar management product line; no sales were reported for our breast implant products.

   Cost of Sales

     Total cost of sales increased in 2004 as compared to 2003: costs were approximately 25% as a percentage of sales for the year ending June 30, 2004, as compared to approximately 9% for the prior year. This drove gross profit from $1,529,876 in 2003 (91.2% of sales) to $1,069,045 in 2004 (75.2% of sales). However, this was primarily caused by several prior year adjustments for inventory that reduced costs more substantially in 2003 than in 2004. This prior year amount equaled $518,370 in 2003, as compared with $60,175 in 2004. Excluding these inventory adjustments in both years, gross profit rose from approximately 60% of sales in 2003 to about 71% of sales in 2004; or cost of sales decreased from approximately 39% of sales in 2003 to 29% of sales in 2004. Normally, we expect that cost of sales will remain relatively constant on a percentage basis of approximately 30% to 40% of sales.

    Selling, General and Administrative

     Selling, general and administrative expenses increased 44% to $8,483,694 for the year ended June 30, 2004, as compared to $5,876,413 for the year ended 2003. The overall change can be attributed primarily due to an increase in payroll related expenses of $2,101,729, acquisition expenses of $747,245, an increase in bad debt reserve of $509,429, a decrease of $495,975 in consulting fees, and a decrease of $428,047 in legal fees. The remaining $172,900 can be associated with ordinary increases in business operations. As our business and sales increase, we anticipate that SG&A expenses will increase in absolute dollars, but decrease as a percentage of sales.

    Research and Development

     Research and development for the year ended June 30, 2004 was $2,149,049 compared to $190,625 for the same period in 2003 driven by the expenses associated with obtaining required government approvals for both the saline breast implant products, and other product development. We expect that research and development expenses will decrease once we receive required government approvals for the current saline breast implant products, but increase as we proceed forward with other strategic product development, like the planned introduction of Eurosilicone’s product line into the U.S.

    Interest Expense

     Interest expense increased to $1,195,543 for fiscal 2004, compared to $503,847 in fiscal 2003. Interest expense consists primarily of interest related to borrowings. The change in interest expense was primarily due to an increase in the average principal note payable to related party balances and an increase in convertible debentures.

    Other Expense

     Other expense is comprised of a reserve of $1,883,000 against a deposit made with respect to a purchase of a third-party manufacturer and a reserve of $3,800,000 against acquisition advances with respect to an asset purchase of a third-party distributor. Both reserves were recorded at June 30, 2004 because of various uncertainties related to the third parties.

    Net Loss

     The net loss for fiscal 2004 increased to $16,566,773 from $5,189,731 in fiscal 2003. Basic and diluted loss per share was ($0.94) for fiscal 2004 compared to ($0.33) for fiscal 2003. The decline was primarily driven by higher selling, general and administrative expenses, acquisition costs and increased research and development expenses. In general, the net losses can be attributable to the substantial costs associated with facilitating FDA pre-market approvals for breast implant products, research and development for current investments, costs related to acquisitions and the reserves of the purchase agreements non-refundable deposit, more than offsetting the limited sales of our current scar management products. As of June 30, 2004 we had $91,558 in deemed dividend expense for our Series A 8.0% Convertible Preferred Stock. In addition, we incurred $27,388 for preferred shares dividends in arrears.

Liquidity and Capital Resources

     Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future. Currently, we have only limited product sales in the United States and will not be in a position to materially increase United States sales until the FDA issues a Pre-market Approval relating to one or more of the products sought to be sold by us. We recently acquired Laboratoires Eurosilicone, in connection with which we substantially increased our indebtedness to our affiliates. We have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates. Our existing cash, cash equivalents and cash generated from operations, including the operations of Laboratoires Eurosilicone, will be insufficient to meet our anticipated cash needs for the next 12 months. To satisfy our liquidity requirements, we will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan on being able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates. We have received a written commitment from III, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through July 1, 2005. The same entity has provided to us over $50 million in funding through June 30, 2004. The future funding may take the form of debt or equity or a combination thereof.

ITEM 7. FINANCIAL STATEMENTS

     The Financial Statements begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of fiscal year 2004, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report. As of the end of the fiscal year, management adopted formal disclosure controls and procedures which were employed in the preparation of this report.

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

PART III

ITEM 9. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC not later than October 28, 2004.

ITEM 10. EXECUTIVE COMPENSATION

     The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC not later than October 28, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC not later than October 28, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS]

     The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC not later than October 28, 2004.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits and List

     See Exhibit Index at Page E-1.

(b) Current Reports on Form 8-K

     On May 19, 2004, MediCor filed a Current Report on Form 8-K relating to the press release announcing the definitive agreement signed by MediCor to acquire Laboratoires Eurosilicone S.A.

     On July 6, 2004, MediCor filed a Current Report on Form 8-K relating to the press release announcing MediCor had completed the acquisition of Laboratoires Eurosilicone S.A.

     On September 13, 2004, MediCor filed a Current Report on Form 8-K relating to the press release announcing MediCor’s French subsidiary ES Holdings SAS had signed a loan agreement with BNP Paribas providing for up to $20 million in financing.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC not later than October 28, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICOR LTD.

By:	/s/ Theodore R. Maloney

Theodore R. Maloney
Chief Executive Officer
September 20, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore R. Maloney
	Chief Executive Officer	September 20, 2004
Theodore R. Maloney	(Principal Executive Officer)

/s/ Thomas R. Moyes
	Chief Financial Officer	September 20, 2004
Thomas R. Moyes	(Principal Financial Officer)

/s/ Donald K. McGhan
	Chairman	September 20, 2004
Donald K. McGhan

/s/ Jim J. McGhan
	Director	September 20, 2004
Jim J. McGhan

/s/ Mark E. Brown
	Director	September 20, 2004
Mark E. Brown

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MEDICOR LTD.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of MEDICOR LTD. and Subsidiaries (collectively, the “Company”) as of June 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2004, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note U to the consolidated financial statements, the Company completed the acquisition of Laboratoires Eurosilicone S.A.

GREENBERG AND COMPANY LLC

Springfield, New Jersey
August 20, 2004
(Except as to Note U, which date is September 16, 2004)

MediCor Ltd.
Consolidated Balance Sheet

June 30, 2004
Assets
Current assets:
Cash	$165,092
Receivables, less allowance for doubtful accounts of $213,021	224,205
Notes receivable, less allowance for doubtful accounts of $304,428	—
Inventories	103,886
Prepaid expenses and other current assets	259,920

Total current assets	753,103
Property, plant and equipment, net	261,382
Goodwill and other intangibles, net	4,070,262
Deposits	16,700
Investment advances and deferred charges	29,019,801
Other assets	30,094

Total assets	$34,151,342

Liabilities and Stockholders’ Equity
Current liabilities:
Short term convertible debentures	$275,000
Notes payable	1,069,711
Note payable to related party	34,316,401
Accounts payable	3,277,165
Accrued expenses and other current liabilities	1,619,440
Payroll taxes payable	45,125
Interest payable to related party	507,962

Total current liabilities	41,110,804
Long-term convertible debentures	500,000
Long-term accrued liabilities	1,339,417

Total liabilities	42,950,221

Commitments and contingencies (Note T)
Stockholders’ equity (deficit)
Preferred shares, $.001 par value, 45,000 shares authorized, 9,845 issued and outstanding; liquidation preference $9,845,000	10
Additional paid in capital - preferred stock	9,936,748
Common shares, $.001 par value, 100,000,000 shares authorized, 18,065,563 shares issued, 18,045,265 shares outstanding and 20,298 shares retired	18,046
Additional paid in capital - common stock	17,477,614
Accumulated (deficit)	(36,231,297)

Stockholders’ equity (deficit)	(8,798,879)

Total liabilities and stockholders’ equity	$34,151,342

See accompanying notes to consolidated financial statements

MediCor Ltd.
Consolidated Statements of Operations
For the Periods Ended As Noted

	Year Ended	Year Ended
	June 30, 2004	June 30, 2003
Net sales	$1,421,583	$1,676,905
Cost of sales	412,713	665,399
Return of consigned inventory previously written down and prior year adjustment for discontinued product line	(60,175)	(518,370)

Gross profit	1,069,045	1,529,876
Operating expenses:
Selling, general and administrative expenses	8,483,694	5,876,413
Research and development	2,149,049	190,625
Other expenses	5,686,849	—

Operating income / (loss)	(15,250,547)	(4,537,162)
Net interest expense / (income)	1,195,543	503,847

Income / (loss) before income taxes	(16,446,090)	(5,041,009)
Income taxes	1,737	870

Net income / (loss)	(16,447,827)	(5,041,879)
Preferred dividends	—	147,852
Preferred dividends deemed	91,558	—
Preferred dividends in arrears Series A Preferred 8%	27,388	—

Net loss attributable to common stockholders	$(16,566,773)	$(5,189,731)

Earnings per share data:
Weighted average shares, basic and diluted	17,633,120	15,733,011
Basic and diluted
Net loss per share	$(0.94)	$(0.33)

See accompanying notes to consolidated financial statements

MediCor Ltd.
Consolidated Statements of Cash Flows
For the Periods Ended As Noted

	Year Ended	Year Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,447,827)	$(5,041,879)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	488,503	251,368
Provision for doubtful accounts	(2,634,384)	(53,417)
Inventory write down	60,175	—
Loss on disposal of property, plant and equipment	22,928	1,846
Non-employee stock options	74,156	—
Employee/consultants preferred stock	940,000	—
Changes in operating assets and liabilities
Receivables	2,908,240	159,609
Notes receivable	(277,043)	(27,384)
Inventories	(24,233)	(31,192)
Prepaid expenses and other current assets	(153,692)	(30,958)
Investment advances and deferred charges	(29,019,801)	—
Deposits	5,062,910	(2,350,000)
Other assets	17,179	(43,882)
Bank overdraft	(128,387)	128,387
Accounts payable	1,281,620	(950,922)
Accrued expenses and other current liabilities	54,890	(81,571)
Income taxes payable	—	—
Payroll taxes payable	20,450	10,879
Interest payable	177,437	330,525
Long term accrued liabilities	(74,180)	423,729

Net cash utilized by operating activities	(37,651,059)	(7,304,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,994)	(242,494)

Net cash utilized by investing activities	(44,994)	(242,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	1,350,000	560,000
Payments on convertible debentures	(60,000)	—
Proceeds from issuance of short term debt	33,798,790	7,586,528
Payments on short term debt	—	(800,999)
Issuance of preferred stock	2,750,200	120,599
Issuance of common stock	11,523	262,462
Purchase of treasury stock	(39,999)	—
Dividends paid	—	(147,852)

Net cash provided by financing activities	37,810,514	7,580,738

Net increase in cash	114,461	33,382
Cash at beginning of period	50,631	17,249

CASH AT END OF PERIOD	$165,092	$50,631

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

Preferred stock valued at $3,079,058 was converted to 510,059 share of common stock during the year ended June 30, 2003.
Conversion of short-term debt to preferred stock	$6,155,000	$—
Conversion of short-term debt to common stock	$482,041	$—
Issuance of preferred stock to employees/consultants	$940,000	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,142,337	$705
Taxes	$1,737	$870

See accompanying notes to consolidated financial statements

MediCor Ltd.
Consolidated Statement of Stockholders’ Equity
For the Periods Ended As Noted

			Par Value
	Number of Shares		Preferred	Preferred	Common	Capital in excess	Accumulated
	Preferred	Common	Shares $.01	Shares $.001	Shares $.001	of par value	Deficit	Total
Balance - July 1, 2002	391,786	14,569,087	3,918	—	14,569	13,526,402	(14,462,192)	(917,303)
Issuance of Preferred Shares	18,824	—	188	—	—	120,411	—	120,599
Issuance of Common Shares	—	1,776,915	—	—	1,777	3,260,023	—	3,261,800
Reverse Acquisition	—	661,900	—	—	662	—	—	662
Conversion of Preferred to Common	(410,610)	510,259	(4,106)	—	510	3,596	—	—
Net Loss	—	—	—	—	—	—	(5,041,879)	(5,041,879)
Dividends Paid	—	—	—	—	—	—	(147,852)	(147,852)

Balance - June 30, 2003	—	17,518,161	—	—	17,518	16,910,432	(19,651,923)	(2,723,973)
Issuance of Preferred Shares	9,845	—	—	10	—	9,936,748	—	9,936,758
Issuance of Common Shares	—	547,402	—	—	548	493,026	—	493,573
Non-Employee Stock Options	—	—	—	—	—	74,156	—	74,156
Repurchase and retirement of Common Stock	—	(20,298)	—		(20)	—	(39,989)	(40,008)
Net Loss	—	—	—	—	—	—	(16,447,827)	(16,447,827)
Preferred Deemed Dividends	—	—	—	—	—	—	(91,558)	(91,558)
Dividends Paid	—	—	—	—	—	—	—	—

Balance - June 30, 2004	9,845	18,045,265	—	$10	$18,046	$27,414,362	$(36,231,297)	$(8,798,879)

See accompanying notes to consolidated financial statements

MEDICOR LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

Note A - Description of Business

MediCor Ltd. (the “Company” or “MediCor”) is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic plastic surgery and dermatology markets. Current products include breast implants and scar management products. The Company’s products are sold worldwide to hospitals, surgery centers and physicians mostly through various distributors as well as through some direct sales personnel.

Note B - Summary of Significant Accounting Policies

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. The policies discussed below are considered by management to be critical to an understanding of our financial statements. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from those estimates.

Revenue Recognition

We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” and SFAS No. 48 “Revenue Recognition When Right of Return Exists.” These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. We recognize revenue upon delivery of product to third party distributors and customers. Due to the widespread holding of consignment inventory in our industry, we also recognize revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors’ offices. Appropriate reserves are established for anticipated returns and allowances based on our product return history. We believe our estimates for anticipated returns is a “critical accounting estimate” because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations. Historically our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

Allowance for Doubtful Accounts

MediCor maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms. If the financial condition of MediCor’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company capitalizes inventory costs associated with certain product candidates prior to regulatory approval, based on management’s judgment of probable future commercialization. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Significant improvements and betterments are capitalized, while maintenance and repairs are charged to operations as incurred.. Asset retirements and dispositions are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 as described below.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.” This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. Adoption of this statement had no material effect on its financial position or results of operations. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. We believe the estimate of our valuation of Long-lived Assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation it could have a material impact on our results of operations. With the exception of the third party purchase agreements in June of 2004, see Note J to the notes to the consolidated financial statements, we do not believe that any other changes have taken place.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identified assets the businesses acquired. Other intangible assets are recorded at fair value and amortized over periods ranging from 3 to 17 years. The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” in January 2002. As a result, goodwill is no longer amortized, but was subject to a transitional impairment analysis and is tested for impairment on an annual basis. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on a market value approach. Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

Product Replacement Programs

III Acquisition Corp. d/b/a PIP.America (PIP.America), a subsidiary of the Company, provides a product replacement program to surgeons for deflations of breast implant products for a period of ten (10) years from the date of implantation. For each deflation, the surgeon receives financial assistance plus a free replacement. Management estimated the amount of potential future product replacement claims based on statistical analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is reserved. Changes to actual claims, interest rates or other estimations could have a material impact on the statistical calculation which could materially impact the Company’s reserves and results of operations. Although these products are not currently being sold (because they are in the process of obtaining FDA approval more fully described below), they were sold under a distribution agreement prior to November 2000 and a warranty reserve is maintained for these products sold in prior years.

Accrued Warranty
Balance at June 30, 2003	$1,818,188
Accruals for warranties issued during the period	809,528
Settlements made during the period	(569,725)

Balance at June 30, 2004	$2,057,991

Shipping and Handling Costs

The Company’s shipping and handling costs are included under cost of sales.

Research and Development

Research and development costs are expensed by the Company as incurred, including the costs of clinical studies and other regulatory approval activities.

Stock-Based Compensation

The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with SFAS No. 123, MediCor has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in Accounting Principals Board Opinion (APB) No. 25 in accounting for stock options issued to employees. Under APB No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

The Company accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and interpretation of APB No. 25,” and Emerging Issue Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services,” whereby the fair value of such option and warrant grants are measured using the Fair Value Based Method at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

Income Taxes

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. A valuation allowance against deferred tax assets is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

Effects of Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results from operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, were accounted for as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results from operations.

In December 2003, the SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes in SAB No. 104 did not have a material impact on our financial position or results of operations.

On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of SFAS No. 123 and 95.” The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

Note C – Major Customer

During the fiscal year ended June 30, 2003 approximately 25% of the Company’s consolidated revenue was attributable to one customer while revenue related to that same customer for the year ended June 30, 2004 was about 8%.

Note D – Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note E – Accounts Receivable

Accounts receivable at June 30, 2004 consisted of:

June 30, 2004
Accounts receivable	$437,226
Allowance for doubtful accounts	(213,021)

Total	$224,205

The Company’s PIP.America subsidiary has a distribution agreement with Poly Implants Protheses S.A.(“PIP”), a third-party manufacturer of breast implants located in France. This agreement covers the sale by the Company of PIP’s saline, pre-filled breast implant products in North America; although no sales were reported in the year ending June 30, 2004 these products are not currently approved for distribution on North America. During the third quarter of fiscal 2004, the Company had $3,444,802 in accounts receivable from the manufacturer, representing amounts owed to the Company under the terms of the distribution agreement relating to prior year sales. These amounts had been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection. Effective March 30, 2004, the Company and the manufacturer amended the distribution agreement and the Company forgave certain amounts owed by the manufacturer in return for the transference of the pre-market approval application. See Note T for more detail.

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2003	$3,151,832
Provisions/(recovery)	505,991
Write-offs	(3,444,802)

Balance June 30, 2004	$213,021

Note F – Notes Receivable

Notes receivable at June 30, 2004 consisted of:

June 30, 2004
Notes receivable	$304,428
Allowance for doubtful accounts	(304,428)

Total	$—

Poly Implants Protheses S.A.(PIP), a third-party manufacturer of breast implants located in France issued to the Company a revolving promissory note for certain sums to come due to the Company based on the Company’s and the manufacturer’s administration of product warranty and product warranty related claims. These amounts had been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection.

Note G – Inventories

Inventories at June 30, 2004 consisted of:

	June 30, 2004	June 30, 2003
Raw Materials	$91,249	$125,607
Finished Goods	12,637	14,221

Total	$103,886	$139,828

The 2002 value of consigned inventory of implants in physician offices on the books of the PIP.America subsidiary of the Company was uncertain. A voluntary withdrawal of such inventory from the market was initiated subsequent to June 30, 2002 in conjunction with an agreement reached between the FDA and PIP.America. Accordingly, the Company wrote down such inventory to a fair market value of zero as of June 30, 2002. During the year ended June 30, 2004, inventory previously written down to a fair market value of zero was returned to the manufacturer for credit.

Note H – Property and Equipment

Property and equipment at June 30, 2004 consisted of:

June 30, 2004
Leasehold Improvements	$107,748
Furniture, Fixtures and equipment	339,452
Computer Equipment and tools and dies	205,830

Subtotal	653,030
Accumulated depreciation	(391,648)

Total	$261,382

Depreciation expense was $132,027 for the year ended June 30, 2004 and $110,394 for the year ended June 30, 2003.

Note I – Goodwill and Other Intangibles

Goodwill and other intangibles as of June 30, 2004 consisted of:

June 30, 2004
Goodwill	$1,221,793
Distribution Agreements	225,000
Non-compete	130,000
Patents	3,100,000
Other	20,501

Subtotal	4,697,294
Accumulated Amortization - Goodwill	(41,973)
Accumulated Amortization - Distribution Agreements	(75,000)
Accumulated Amortization - Non-compete	(108,333)
Accumulated Amortization - Patents	(381,225)
Accumulated Amortization - Other	(20,499)

Subtotal	(627,030)
Total	$4,070,264

Amortization for the year ended June 30, 2004 was $356,317 compared to $140,384 from the prior period ending June 30, 2003. The increase in amortization can be attributed to the purchase of patents in March 2003. During the year ended June 30, 2004, the Company completed a revaluation of our goodwill and determined that there was no amortization needed for this asset. We based this valuation on relevant comparable public company multiples of sales, EBITDA, and net income in determining annual amortization of our goodwill asset.

The estimated amortization for the next five years consists of:

	June 30, 2005	June 30, 2006	June 30, 2007	June 30, 2008	June 30, 2009
Distribution Agreements	22,500	22,500	22,500	22,500	22,500
Non-compete	21,667	—	—	—	—
Patents	295,029	295,029	295,029	295,029	295,029
Other	—	—	—	—	—

Total	$339,196	$317,529	$317,529	$317,529	$317,529

The Company’s other intangible assets were fully amortized during the year ended June 30, 2004.

Note J – Deposits and Advances for Acquisitions

Deposits at June 30, 2004 totaled $16,700. In 2000, the Company obtained the right to purchase a 7.5% common equity interest in a third-party manufacturer from its founder for $3,750,000. In 2000, the Company made a non-refundable deposit of $1,883,000 against the purchase price. The Company is under no obligation to fund the remainder of the payment or the exercise the purchase right. At June 30, 2004 the Company had a reserve against this deposit due to the uncertainties with respect to the third party manufacturer.

A deposit of $3,800,000 is related to an asset purchase agreement described in Note T. As of June 30, 2004 the Company recorded a reserve for this entire deposit due to various uncertainties related to this third party distributor.

Pursuant to an agreement to acquire Laboratoires Eurosilicone S.A. (Eurosilicone), the Company made advances for this investment at June 30, 2004 of $28,407,371. The Company incurred deferred charges of $612,430 relating to direct acquisition costs and $443,781 in indirect costs. See Note U for more information relating to this subsequent event.

Note K – Accrued Expenses

Accrued expenses and other current liabilities at June 30, 2004 consisted of:

June 30, 2004
Consulting	$466,647
Product replacement reserve	718,574
Other	434,219

Total	$1,619,440

Consulting fees consisted of amounts relating to various consulting agreements.

Other accrued expenses included salaries and employee benefits, legal, research and development, acquisition costs and other miscellaneous accrued expenses.

Long-term accrued liabilities of $1,339,417 at June 30, 2004 consisted of product warranty reserves.

Note L – Convertible Debentures

Short-term convertible debentures at June 30, 2004 were $275,000. These convertible debentures pay 10% interest. Interest is prepaid and amortized over the life of the convertible debenture. The convertible debentures are convertible within one year at the holder’s discretion to shares of Company common stock at a price of $4.02. These convertible debentures mature between July and December 2004.

Long-term convertible debentures at June 30, 2004 were $500,000. During the year ended June 30, 2004, $1,150,000 was converted to preferred stock. The convertible debentures are convertible after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date at the holder’s discretion to shares of Company common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date. These convertible debentures mature between April 2006 and August 2006.

During the year ending 2003, we incurred costs of $44,770 in association with the above convertible debentures. During the year ending June 30, 2004, we had incurred additional costs of $208,667 for an aggregate of $253,437. Of this amount, $888 was amortized at June 30, 2003 and $225,845 was amortized at June 30, 2004. The remaining balance of $26,704 will continue to be amortized over the life of the convertible debentures.

Note M – Notes Payable

Notes payable of $1,069,711 at June 30, 2004 consisted of $750,000 for a term of 10 days at a daily rate of 0.3% interest, a $150,000 in a one year note paying an annual rate of 8% interest, and $169,711 for financing of insurance. Interest on the daily 0.3% note was to be paid at the time principal balance was repaid. Interest on the annual 8% note was prepaid and is amortized on a quarterly basis.

Note N – Related Party Transactions

International Integrated Industries, LLC (LLC) is a company in which the Company’s Chairman has a controlling interest. Neither the Company nor any of its subsidiaries has any direct ownership in LLC. LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Balance Sheet of $34,316,401 at June 30, 2004. The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%). During the year ended June 30, 2004, LLC advanced $32,957,100 to the Company, of which $5,005,000 was converted to preferred stock, $412,292 was converted to common stock and none of was repaid. Interest expense relating to this note payable was $1,008,077 for the year ended June 30, 2004. The unpaid liability for these expenses are included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein. The Company had a commitment from LLC to fund operating shortfalls as necessary for the period presented.

In October 2003, the Company entered into a Reimbursement Agreement with a company controlled by the Company’s Chairman, Mr. Donald K. McGhan, for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business. The Reimbursement Agreement is effective for expenses incurred for MediCor business purposes. The Company recognized a total of $649,792 for the twelve months ended June 30, 2004 in expenses pursuant to the Reimbursement Agreement. All expenses recognized pursuant to the Reimbursement Agreement have been included by the Company in selling, general, and administrative expenses. In June 2004, MediCor modified its Reimbursement Agreement to reflect a “Dry Lease”: effective June 1, 2004, only costs directly tied to MediCor’s use of the plane’s asset will be reimbursable to the company controlled by the Company’s Chairman. All other operating costs (like fuel, pilot wages, food etc) will be paid directly by the Company or through a disbursement agent to those third parties and only when the plane is used for MediCor business purposes.

Note O – Federal Income Taxes

The company follows FAS 109 for reporting income taxes. The benefit for income taxes reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	June 30, 2004	June 30, 2003
Current	$5,592,408	$1,814,778
Deferred	(718,644)	240,568

Total Benefit	$4,873,764	$2,055,346
Less allowance for realization of deferred tax asset	4,873,764)	(2,055,346)

Total Tax Expense	$—	$—

As of June 30, 2004 and June 30, 2003, the Company recorded allowances of $11,365,988 and $6,492,224 respectively, against certain future tax benefits, the realization of which is currently uncertain. The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under IRS provisions. Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income. The estimated net operating losses for tax purposes of approximately $15 million will expire over several years ending in 2024.

Primary components of the deferred tax asset at the periods noted were approximately as follows:

	June 30, 2004	June 30, 2003
Computed expected income tax asset/(liability) at 34%	$5,592,408	$1,814,778
Adjustments
Net operating loss	4,732,842	2,918,064
Allowance for bad debt	175,933	1,071,617
Warranty reserve	699,717	624,677
Depreciation and amortization	165,088	63,088

Income tax benefit	$11,365,988	$6,492,224
Less allowance for realization of deferred tax asset	11,365,988	(6,492,224)

Deferred tax asset, net	$—	$—

Note P – Preferred Stock

The Company created a series of 45,000 shares of preferred stock designated as Series A 8.0% Convertible Preferred Stock. The stock has a par value of $.001 per share with a liquidation preference of $1,000 per share. In the event of liquidation, shareholders of preferred stock shall be entitled to receive priority as to distribution over common stock. The preferred stock is convertible into common stock at any time at a conversion price of $3.85 per share until June 30, 2010. One June 30, 2011 all unconverted shares to common stock will be subject to a mandatory redemption. The redemption price of $1,000 per share plus $1,000 per whole share for all accrued and unpaid paid-in-kind dividends and any other accrued and unpaid dividends whether or not declared which amount will be payable by the Company in cash. The Company issued 9,845 shares in 2004 for $9,845,200.

Note Q – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Year Ended			Year Ended
	June 30, 2004			June 30, 2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Income (Loss) before preferred stock dividends	(16,447,827)			(5,041,879)
Less: Preferred stock dividends	118,946			147,852
Basic EPS	(16,566,773)	17,633,120	(0.94)	(5,189,731)	15,733,011	(0.31)
Effect of dilutive securities	—

Diluted EPS	$(16,566,773)	17,633,120	(0.93)	$(5,189,731)	15,733,011	(0.31)

4,611,423 common equivalent shares have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note R – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants. There were 1,242,680 shares reserved for issuance pursuant to the Company’s stock option plan and up to 6,000,000 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements. During the year ended June 30, 2004, the Company granted 300,000 shares of common stock options and issued 590 shares of Series A 8% Convertible preferred stock to non-employees.

The Company’s share option activity and related information is summarized below:

		Weighted Average
	Options	Exercise Price
Outstanding Options at July 1, 2002	1,323,457	$0.74
Granted	832,596	$1.88
Exercised	(913,371)	$0.08
Cancelled	—	$0.00

Outstanding Options at June 30, 2003	1,242,682	$1.35
Granted	1,680,000	$3.32
Exercised	(739,396)	$0.95
Cancelled	(62,134)	$1.61

Outstanding Options at June 30, 2004	2,121,152	$2.84

Options exercisable at end of period	365,920	$2.20

The following table summarizes information about stock options outstanding at June 30, 2004:

Outstanding				Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price
$1.00 - $2.01	861,152	4.5	$1.45	300,503	$1.83
$3.00 - $3.80	260,000	6.5	$2.19	36,250	$3.67
$4.15 - $4.30	1,000,000	6.9	$0.85	29,167	$4.00

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of FAS 148.

	Year Ended	Year Ended
	June 30, 2004	June 30, 2003
Net Loss, as reported	$(16,566,773)	$(5,189,731)
Add: Total stock-based non-employee compensation expense determined under fair value based method for all awards, net of related tax effects	74,157	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(494,157)	(192,537)

Pro forma net loss	$(16,986,773)	$(5,382,268)

Loss per share:
Basic and diluted	$(0.94)	$(0.33)
Basic and diluted - pro forma	$(0.96)	$(0.34)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

The estimated fair value of each MediCor option granted is calculated using the Black-Scholes pricing model The weighted average assumptions used in the model were as follows:

	2004	2003
Risk-free interest rate	3.50%	6.00-6.50%
Expected years until exercise	7 Years	3-4 Years
Expected stock volatility	50.0%	0.0%
Dividend yield	0%	0%

The Company also issued warrants to purchase 80,776 shares of common stock to consultants in connection with consulting agreements. Warrants were granted between 1999 and 2001 at prices between $.08 and $1.61. All warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

At June 30, 2004 we issued 350 shares of Series A 8.0% Convertible Preferred Stock to employees as additional compensation to their salaries.

Note S – Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in multiple geographic locations within the U.S. and internationally and, as such, does not have multiple segments to report. Revenues from customers attributable to any individual foreign country were not material.

Note T – Commitments and Contingencies

The Company has received a written commitment from International Integrated Industries, LLC, an affiliate of the Company’s chairman, to provide sufficient cash to fund any operating loss through July 1, 2005. The same entity has provided the Company an aggregate of over $52 million in funding from the Company’s inception through June 30, 2004. The future funding may take the form of debt or equity or a combination thereof.

Pursuant to an Asset Purchase Agreement signed April 25, 2002, the Company agreed to acquire substantially all of the assets of a privately-held United States medical products distributor. Pursuant to an amendment dated October 16, 2003 to the Asset Purchase Agreement, the purchase price was amended to equal the deposits made by the Company as of October 16, 2003, plus an additional agreed payment in cash at closing and issuance of MediCor Ltd. equity at closing. The closing is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed, which the Company currently anticipates will occur before the quarter ending March 2005. The Company is no longer obligated to make additional deposits against the purchase price, but the Company has committed to fund all future expenses associated with obtaining required government approvals. As of June 30, 2004 the Company booked a reserve for the entire deposit, due to various uncertainties related to this third party distributor.

The Company’s PIP.America subsidiary has a distribution agreement with Poly Implants Protheses S.A.(PIP), a third-party manufacturer of breast implants located in France. This agreement covers the sale by the Company of PIP’s saline, pre-filled breast implant products in North America; although no sales were reported in the year ending June 30, 2004 because these products are not currently approved for distribution in North America. Previously, the manufacturer was undertaking the process of securing FDA approval for these products. At March 30, 2004, the Company had $3,444,802 of accounts receivable from the manufacturer, representing amounts owed to the Company under the terms of the distribution agreement. These amounts have been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection. Effective March 30, 2004, the Company and the manufacturer amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to the Company’s subsidiary. In conjunction with this change, the Company forgave certain amounts owed by the manufacturer, and the parties amended the pricing terms. The amendments obligate the Company to fund the ongoing clinical and regulatory costs and expenses. The amount and timing of these costs is unknown and may be material. Because the Company has just undertaken management of the application process, the likelihood and timing of obtaining FDA approval are also uncertain. Concurrently, the manufacturer issued to the Company a revolving promissory note for certain sums to come due to the Company based on the Company’s and the manufacturer’s administration of product warranty and product warranty related claims. The principal amount under the note as of June 30, 2004 was $304,428.

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

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed. The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim. Plaintiffs requested and received a two month extension to tender written discovery to our witnesses before filing a response to the motion to dismiss. A ruling on the motion should come by the end of the year. PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Though it is not yet possible to predict the outcome of any of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class. Further, PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on the Company’s business, results of operations or financial position.

The Company and its subsidiaries have been and will continue to be periodically named as a defendant in other routine litigation, including product liability and product warranty claims that are incidental to the Company’s business. Many of these cases allege damages in amounts the Company, upon advice of counsel, determines are somewhat or extremely unreasonable. The Company believes that all such litigation that is material to the Company (whether or not routine and incidental to the business) has been disclosed. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex legal proceedings can be very difficult to predict. Claims against the Company or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which the Company or any of its subsidiaries are defendants, subject to the subsidiaries’ continuing warranty obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on the Company’s business, results of operations or financial position. Events may change in litigation, and, as a result, the Company’s litigation disclosures are reviewed, revised and updated from time to time.

The Company leased office, manufacturing and warehouse facilities and office equipment under various terms. Lease expenses amounted to $387, 247 and $519,398 for the years ended June 30, 2004 and 2003, respectively. Future minimum lease payments are approximated as follows:

Year ended June 30,	Amount
2005	228,938
2006	237,757
2007	247,027
2008	163,446

Note U – Subsequent Event

On May 17, 2004, the Company agreed to acquire all of the capital stock of Laboratories Eurosilicone S.A., a privately-held medical device manufacturer based in Apt, France. The closing of the acquisition was subject to obtaining necessary financing and other customary closing conditions. The Company agreed to advance certain deposits in connection with the closing of this acquisition which equaled $28,407,371 at June 30, 2004. Additionally, the Company incurred direct fees and expenses in connection with this acquisition, of approximately $612,430.

On July 5, 2004, the Company completed this acquisition, the financing of which was provided primarily by additional loans from International Integrated Industries, LLC, an affiliate of the Company’s chairman, as more fully described in notes N and T. Also, the Company has filed a current report on Form 8-K concurrent with the filing of this annual report on Form 10-K, containing additional pro forma and historical financials.

On August 27, 2004, the Company completed the acquisition of the privately-held Dermatological Medical Products and Specialties, S.A. de C.V., a leading distributor of aesthetic plastic and reconstructive surgery devices in Mexico.

On September 10, 2004, a French subsidiary of MediCor entered into a senior bank loan agreement with BNP Paribas. This loan has a maximum borrowing of 16,400,000 Euros (or approximately $20,000,000) over a term of approximately seven years. It has customary fees and covenants associated with senior bank facilities.

The Company’s PIP.America subsidiary has reached settlement with plaintiffs in the matter of Salinas Landers, et. al. v. Poly Implant Protheses, S.A., et. al. Case No. 030377, filed in June 2003 in the Superior Court of San Luis Obispo County, California. The settlement requires PIP.America to pay the Product Replacement Program claims of certain named plaintiffs, a portion of their legal fees, and continue to administer its Product Replacement program in California. A motion for Good Faith Determination has been scheduled for mid-September, 2004. Pending an affirmative ruling from the Court, PIP.America will be dismissed from the case, which will proceed against the remaining defendants, none of whom are affiliated with PIP.America, its parent, subsidiaries or affiliates. PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

PIP.America has reached settlement in Marsha Dicken, et al. v. PIP/USA, Inc., et al., Case No. 2003-05588, filed in January 2003 in the District Court of Harris County, Texas. The settlement requires PIP.America pay the Product Replacement Program claims of the named plaintiffs and a portion of their legal fees. Plaintiffs have dismissed PIP.America from the case, which will proceed against the remaining defendants, none of whom are affiliated with PIP.America, its parent, subsidiaries or affiliates. PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement of Merger dated as of February 7, 2003, by and among Scientio, Inc., International Integrated Incorporated, SCMerger Ltd., certain members of International Integrated Incorporated and certain stockholders of Scientio, Inc. – Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2003.

3.1	Certificate of Incorporation of the Registrant – Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2A filed September 14, 2001.

3.2	Certificate of Amendment of Incorporation of the Registrant - Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

3.3	Amended and Restated Bylaws of the Registrant – Incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

4.1	Form of Convertible Debenture Loan Agreement – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on From 10-QSB for the quarter ended September 30, 2003.

4.2	Form of Convertible Debenture – Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 and December 31, 2003.

4.3	Form of Amendment to Convertible Debenture – Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on From 10-QSB for the quarter ended September 30, 2003.

4.4	Form of Convertible Debenture Agreement – Incorporated by reference to Exhibit 4.4 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

4.5	Form of Convertible Debenture – Incorporated by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

4.6	Form of Investment Agreement – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.

10.1	Agreement of Merger, dated as of February 7, 2003, by and among Scientio, Inc., International Integrated Incorporated, SC Merger, Ltd., certain members of International Integrated Incorporated and certain stockholders of Scientio, Inc. – Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003

10.2*	Securities Purchase Agreement, dated as of March 18, 2003, by and among the Registrant, Graeco2, Limited and AAB Corporation - Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003

10.3*	Asset Purchase Agreement, dated as of April 25, 2002 – Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.4	MediCor Ltd. 1999 Amended and Restated Stock Compensation Program – Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.5	Lease Agreement between the Registrant and Skyview Business Park, LLC – Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.6	Lease Agreement Addendum between the Registrant and Skyview Business Park, LLC – Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.7	Employment Agreement dated June 2, 2003 between the Registrant and Thomas R. Moyes – Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.8	Option Agreement dated July 18, 2003 between the Registrant and Thomas R. Moyes – Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.9	Form of Consultant Warrant – Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.10	Form of Employee Stock Option – Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.11*	Amendment No. 1 to Asset Purchase Agreement, dated as of November 20, 2002 – Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.12	Employment Agreement dated October 1, 2003 between the Registrant and Jim J. McGhan – Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended

E-1

Exhibit No.	Description
September 30, 2003.

10.13	Option Agreement dated October 27, 2003 between the Registrant and Jim J. McGhan – Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.14	Employment Agreement dated September 1, 2003 between the Registrant and Theodore R. Maloney – Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.15	Option Agreement dated September 2, 2003 between the Registrant and Theodore R. Maloney – Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.16	Amendment No. 2 to Asset Purchase Agreement, dated as of October 16, 2003 – Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.17*	Form of Amended Distribution Agreement – Incorporated by Reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

10.18*	Form of Promissory Note – Incorporated by Reference to Exhibit 10.2 of the Registrant’s Quarterly Report on From 10-QSB for the Quarter ended March 31, 2004.

10.19	Certificate of Designation, Preferences and Rights of Series A 8.0% Convertible Preferred Stock

10.20*	Agreement for the Sale and Purchase of the Shares of Laboratoires Eurosilicone S.A dated May 17, 2004.

10.21*	Stock Purchase Agreement between MediCor Latin America, International Integrated Management, Inc. Carlos Francisco Lazo de la Vega Jasso and Héctor Jesús Chuliá de la Torre dated August 27, 2004.

10.22	Transportation Dry Lease Agreement between MediCor and Global Aviation, LLC dated June 1, 2004

10.23*	Loan Agreement with BNP Paribas dated September 10, 2004

21	Subsidiaries of the Registrant

31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)

31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)

32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350

32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

*	Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission.

E-2