Form 10QSB
period 2004-09-30
MEDICOR LTD
filed 2004-11-15
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

(702) 932-4560
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

On November 5, 2004, there were 18,107,399 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

MEDICOR LTD.

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MediCor, Ltd.

Consolidated Balance Sheet

September 30, 2004

(Unaudited)

September 30, 2004
Assets

Current assets:

Cash	$4,079,470
Receivables, less allowance for doubtful accounts of $935,797	4,962,480
Notes receivable, less allowance for doubtful accounts of $452,067	—
Inventories	3,544,403
Prepaid expenses and other current assets	710,661

Total current assets	13,297,014
Property, plant and equipment, net	2,334,119
Goodwill and other intangibles, net	37,042,492
Deposits	74,518
Other assets	538,627

Total assets	$53,286,770

Liabilities and Stockholders’ Equity

Current liabilities:

Short term convertible debentures	$175,000
Notes payable	1,826,759
Note payable to related party	43,280,649
Accounts payable	4,474,639
Accrued expenses and other current liabilities	3,019,250
Income tax payable	538,149
Payroll taxes payable	663,029
Interest payable to related party	384,499

Total current liabilities	54,361,974

Long-term convertible debentures	400,000
Long-term notes payable	8,446,454
Long-term accrued liabilities	1,856,773

Total liabilities	65,065,201

Commitments and contingencies (Note U)

Stockholders’ equity (deficit)

Preferred shares, $.001 par value, 45,000 shares authorized, 10,353 issued and outstanding; liquidation preference $10,353,000	10
Additional paid in capital - preferred stock	10,550,451
Common shares, $.001 par value, 100,000,000 shares authorized, 18,127,697 shares issued, 18,107,399 shares outstanding and 20,298 shares retired	18,107
Additional paid in capital - common stock	17,507,441
Accumulated (deficit)	(39,854,440)

Stockholders’ equity (deficit)	(11,778,431)

Total liabilities and stockholders’ equity	$53,286,770

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Operations

Three Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003

Net sales	$6,143,059	$336,340
Cost of sales	3,553,835	78,213
Return of consigned inventory previously written down	(350)	(22,575)

Gross profit	2,589,574	280,702
Operating expenses:
Selling, general and administrative expenses	3,853,797	1,187,845
Research and development	633,714	9,125
Other expenses	7,271	—

Operating income / (loss)	(1,905,208)	(916,268)

Net interest expense / (income)	1,269,439	228,579

Income / (loss) before income taxes	(3,174,647)	(1,144,847)
Income taxes	340,911	—

Net income / (loss)	(3,515,558)	(1,144,847)
Preferred dividends deemed	105,704	—
Preferred dividends in arrears Series A Preferred 8%	208,766	—

Net loss attributable to common stockholders	$(3,830,028)	$(1,144,847)

Earnings per share data:
Weighted average shares, basic and diluted	18,062,419	17,547,156
Basic and diluted
Net loss per share	$(0.21)	$(0.07)

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,515,558)	$(1,144,847)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	256,282	128,126
Provision for doubtful accounts	197,852	110,490
Inventory write down	350	22,575
Non-employee stock options	24,919	—
Employee preferred stock	48,000	—
Changes in operating assets and liabilities
Receivables	164,299	(91,307)
Notes receivable	(147,639)	27,384
Inventories	(47,744)	(13,844)
Prepaid expenses and other current assets	(4,512)	(37,715)
Goodwill	(617,675)	—
Deposits	617,675	(550,000)
Other assets	(508,533)	(10,697)
Bank overdraft	—	(100,977)
Accounts payable	(1,577,503)	(321,707)
Accrued expenses and other current liabilities	40,106	(182,349)
Income tax payable	538,149	—
Payroll taxes payable	165,768	1,782
Interest payable	(123,463)	209,138
Long term accrued liabilities	—	15,910
Net cash provided by (utilized) operating activities	(4,489,227)	(1,938,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(40,339)	—
Payments for purchase of Laboratoires Eurosilicone S.A., net of cash acquired	(8,800,727)	—
Payments for purchase of Deramedics, net of cash aquired	(75,000)	—
Net cash provided by (utilized) investing activites	(8,916,066)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	—	350,000
Proceeds from issuance of short term debt	15,687,811	1,715,000
Proceeds from issuance of long term debt	7,333,407
Payments on convertible debentures	(100,000)
Payments on short term debt	(5,966,515)	(15,012)
Issuance of preferred stock	359,999	—
Issuance of common stock	4,969	3,751
Purchase of treasury stock	—	(39,999)
Net cash provided by financing activities	17,319,671	2,013,740
Net increase in cash	3,914,378	75,702
Cash at beginning of period	165,092	50,631

CASH AT END OF PERIOD	$4,079,470	$126,333

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Conversion of short-term debt to preferred stock	$100,000	$—
Issuance of preferred stock to employees/consultants	$48,000	$—

The Company purchased all of the capital stock of Laboratories Euorsilcone S.A.S. for $39,332,356. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$45,549,577
Cash paid for capital stock	$(39,332,356)
Liabilities assumed	$(6,217,221)

The Company purchased all of the capital stock of Dermatological Medical Products and Specialites, S.A. de C.V. for $75,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$75,000
Cash paid for capital stock	$(75,000)
Liabilities assumed	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$1,610,350	$28,212
Taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements

MEDICOR LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. The Company may capitalize inventory costs associated with certain product candidates prior to regulatory approval, based on management’s judgment of probable future commercialization. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other factors, a decision denying approval of the product candidate by the necessary regulatory bodies.

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

Accounting for Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.”  This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations.  Adoption of this statement had no material effect on the financial position or results of operations.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  We believe the estimate of our valuation of long-lived assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation it could have a material impact on our results of operations.  With the exception of the third-party purchase agreements in June of 2004, as described in Note J to the financial statements included in our annual report on Form 10-KSB, we do not believe that any other changes have taken place.

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

Product Replacement Programs

III Acquisition Corp. d/b/a PIP.America (“PIP.America”), a subsidiary of the Company in the U.S., provides a product replacement program to surgeons for deflations of breast implant products for a period of ten (10) years from the date of implantation.  For each deflation, the surgeon receives financial assistance plus a free replacement.  Management estimated the amount of potential future product replacement claims based on statistical analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is reserved.  Changes to actual claims, interest rates or other estimations could have a material impact on the statistical calculation which could materially impact the Company’s reserves and results of operations. Although these products are not currently being sold (because they are in the process of obtaining FDA approval more fully described below), they were sold under a distribution agreement prior to November 2000 and a warranty reserve is maintained for these products sold in prior years.  Eurosilicone, a subsidiary of the Company located in France, does not maintain a reserve because of its sole reliance upon third-party distributors in countries where sales occur and because of a lack of a formal or informal product replacement program.

Product Replacement Program

Balance at June 30, 2004	$2,057,991
Accruals for warranties issued during the period	—
Settlements made during the period	—

Balance at September 30, 2004	$2,057,991

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

Note C – Interim Reporting

The accompanying unaudited consolidated financial statements for the three months ended September 30, 2004 and September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results for the full fiscal year.

Note D – Major Customers

During the three months ended September 30, 2004, two different customers accounted for 10% and 15% respectively of the Company’s consolidated revenue.  While revenue related to these two distributors for the three months ended September 30, 2003 is not comparable due to the acquisition of Eurosilicone.

Note E – Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note F – Accounts Receivable

Accounts receivable at September 30, 2004 consisted of:

September 30, 2004

Accounts receivable	$5,898,277
Allowance for doubtful accounts	(935,797)

Total	$4,962,480

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2004	$213,021
Provisions/(recovery)	722,776
Write-offs	—
Balance September 30, 2004	$935,797

Note G – Notes Receivable

Notes receivable at September 30, 2004 consisted of:

September 30, 2004

Notes receivable	$452,067
Allowance for doubtful accounts	(452,067)

Total	$—

Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France issued to the Company a revolving promissory note for certain sums to come due to the Company based on the Company’s and the manufacturer’s administration of product warranty and product warranty related claims.  These amounts have been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection.

Note H – Inventories

Inventories at September 30, 2004 consisted of:

September 30, 2004

Raw Materials	$742,911
Work in Process	962,918
Finished Goods	1,838,574

Total	$3,544,403

Note I - Property and Equipment

Property and equipment at September 30, 2004 consisted of:

September 30, 2004

Computer Equipment and tools and dies	$256,050
Furniture, Fixtures and equipment	394,201
Land and buildings	1,807,914
Leasehold Improvements	107,748
Machinery and equipment	322,676

Subtotal	2,888,589
Accumulated depreciation	(554,470)

Total	$2,334,119

Depreciation expense was $168,775 for the three months ended September 30, 2004 and $38,744 for the three months ended September 30, 2003.

Note J – Goodwill and Other Intangibles

Goodwill and other intangibles as of September 30, 2004 consisted of:

September 30, 2004

Goodwill	$34,281,531
Distribution Agreements, Non-Compete and Other	375,501
Patents	3,100,000

Subtotal	37,757,032

Accumulated Amortization - Goodwill	(41,973)
Accumulated Amortization - Distribution Agreements, Non-Compete and Other	(217,582)
Accumulated Amortization - Patents	(454,985)

Subtotal	(714,540)

Total	$37,042,492

Amortization for the three months ended September 30, 2004 was $87,507 compared to $89,382 from the prior period ending September 30, 2003.

The estimated amortization for the next five years consists of:

	September 30, 2005	September 30, 2006	September 30, 2007	September 30, 2008	September 30, 2009

Distribution Agreements	22,500	22,500	22,500	22,500	22,500
Non-compete	13,542	—	—	—	—
Patents	295,029	295,029	295,029	295,029	295,029

Total	$331,071	$317,529	$317,529	$317,529	$317,529

Note K – Deposits and Other Assets

Deposits at September 30, 2004 totaled $74,518.  These are security deposits on office leases and with local utility companies.

Other assets consisted of security investments of $33,680 and debt acquisition costs of $504,947 at September 30, 2004.

Note L – Accrued Expenses

Accrued expenses and other current liabilities at September 30, 2004 consisted of:

September 30, 2004

Consulting	$296,647
Wages and paid leave	1,039,826
Product replacement reserve	834,574
Debt Acquisition Fees	486,280
Other	361,923

Total	$3,019,250

Consulting fees consisted of amounts relating to various consulting agreements. Other accrued expenses included interest and legal expenses.

Long-term accrued liabilities at September 30, 2004 consisted of:

September 30, 2004

Legal settlement	$517,356
Product replacement reserve	1,339,417

Total	$1,856,773

Note M – Convertible Debentures

Short-term convertible debentures at September 30, 2004 were $175,000. During the first quarter of fiscal 2005 $100,000 was converted to Series A 8.0% Convertible Preferred Stock. These convertible debentures pay 10% interest.  Interest is prepaid and amortized over the life of the convertible debenture.  The convertible debentures are convertible within one year at the holder’s discretion to shares of Company common stock at a price of $4.02.  These convertible debentures mature in December 2004.

Long-term convertible debentures at September 30, 2004 were $400,000.  During the quarter ended September 30, 2004, $100,000. was repaid.  These convertible debentures are convertible after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date at the holder’s discretion to shares of Company common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date. These convertible debentures mature between April 2006 and August 2006.

During the quarter ended September 30, 2004, we did not incur any costs relating to the above convertible debentures.

Note N – Notes Payable

Short-term notes payable of $1,826,759 at September 30, 2004 consisted of several notes which ranged from $40,282 to $1,287,811 with annual interest rates of between 3.39% and 8%.

Long-term notes payable consisted of a bank term loan in the amount of $7,726,869 for a term of seven years denominated in Euros with an annual interest rate based on six month Libor plus 2.25%.  The variable interest rate as of September 30, 2004 was 4.49%. In addition we have several notes which ranged from $20,618 to $412,367 with terms of between twenty-one months and four years, with annual rates of interest between 3.39% 5.25%.

Future maturities of long-term debt are as follows:

Year ended September 30,	Amount

2005	$1,826,759
2006	1,606,320
2007	1,526,748
2008	1,449,952
2009	1,287,811

7,697,590

Payments over five years	2,575,623

Total	$10,273,213

Note O – Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a company in which the Company’s chairman has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Balance Sheet of $43,280,649 at September 30, 2004.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%).  During the three months ended September 30, 2004, LLC advanced $14,400,000 to the Company, of which $5,435,752 was repaid.  Interest expense relating to this note payable was $1,195,052 for the quarter ended September 30, 2004.  During the quarter ending September 30, 2004, the Company repaid $1,318,515 of the accrued interest on this note.  The unpaid liability for these expenses are included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company had a commitment from LLC to fund operating shortfalls as necessary for the period presented.

In October 2003, the Company entered into a Reimbursement Agreement with a company controlled by the Company’s chairman, Mr. Donald K. McGhan, for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business.  The Reimbursement Agreement is effective for expenses incurred for MediCor business purposes.  The Company recognized a total of $449,505 for the three months ended September 30, 2004 in expenses pursuant to the Reimbursement Agreement.  All expenses recognized pursuant to the Reimbursement Agreement have been included by the Company in selling, general, and administrative expenses.  In June 2004, MediCor modified its Reimbursement Agreement to reflect a “dry lease” effective June 1, 2004.  Only costs directly tied to MediCor’s use of the planes asset will be reimbursable to the company controlled by the Company’s chairman.  All other operating costs (like fuel, pilot wages, food, etc.) will be paid directly by the Company or through a disbursement agent to those third parties and only when the plane is used for MediCor business purposes.

Note P – Federal Income Taxes

The company follows FAS 109 for reporting income taxes. The income tax expense (benefit) reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	September 30, 2004	September 30, 2003

Current	$340,911	$(389,248)
Deferred	(1,421,243)	(263,086)

Total Benefit	$(1,080,332)	$(652,334)
Less allowance for realization of deferred tax asset	(1,421,243)	(652,334)

Total Tax Expense	$340,911	$—

The current tax expense for the quarter ended September 30, 2004 resulted from income tax paid on a foreign subsidiary.  As of September 30, 2004 and June 30, 2004, the Company recorded allowances of $12,787,231 and $11,365,988 respectively, against certain future tax benefits, the realization of which is currently uncertain.  The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under IRS provisions.  Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.  The estimated net operating losses for tax purposes of approximately $15 million will expire over several years ending in 2024.

Primary components of the deferred tax asset at the periods noted were approximately as follows:

	September 30, 2004	September 30, 2003

Computed expected income tax asset/(liability) at 34%	$1,328,474	$5,592,408
Adjustments
Net operating loss	10,325,250	4,732,842
Allowance for bad debt	243,202	175,933
Warranty reserve	699,717	699,717
Depreciation and amortization	190,588	165,088

Income tax benefit	$12,787,231	$11,365,988
Less allowance for realization of deferred tax asset	(12,787,231)	(11,365,988)

Deferred tax asset, net	$—	$—

Note Q – Preferred Stock

The Company created a series of 45,000 shares of preferred stock designated as Series A 8.0% Convertible Preferred Stock on July 5, 2004.  The stock has a par value of $.001 per share with a liquidation preference of $1,000 per share.  In the event of liquidation, shareholders of preferred stock shall be entitled to receive priority as to distribution over common stock.  The preferred stock is convertible into common stock at any time at a conversion price of $3.85 per share until June 30, 2010. One June 30, 2011 all unconverted shares to common stock will be subject to a mandatory redemption.  The redemption price of $1,000 per share plus $1,000 per whole share for all accrued and unpaid paid-in-kind dividends and any other accrued and unpaid dividends whether or not declared which amount will be payable by the Company in cash. The Company has issued since its inception 10,353 shares for $10,353,000.

Note R – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Quarter Ended September 30, 2004			Quarter Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income (Loss) before preferred stock dividends	(3,515,558)			(1,144,847)
Less: Preferred stock dividends	314,470			—

Basic EPS	(3,830,028)	18,062,419	(0.21)	(1,144,847)	17,547,156	(0.07)

Effect of dilutive securities	—

Diluted EPS	$(3,830,028)	18,062,419	(0.21)	$(1,144,847)	17,547,156	(0.07)

Common equivalent shares of 4,772,580 have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note S – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants.  There were 1,242,680 shares reserved for issuance pursuant to the Company’s stock option plan and up to 6,000,000 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements.  The Company’s share option activity and related information is summarized below:

	Options	Weighted Average Exercise Price

Outstanding Options at June 30, 2004	2,121,152	$3.11

Granted	390,000	$3.40
Exercised	—	$0.00
Cancelled	(62,134)	$1.61

Outstanding Options at September 30, 2004	2,449,018	$3.19

Options exercisable at end of period	535,803	$2.73

The following table summarizes information about stock options outstanding at September 30, 2004:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$1.00 - $2.01	799,018	5.2	$1.67	313,720	$1.80
$3.00 - $3.80	650,000	6.6	$3.44	63,750	$3.55
$4.15 - $4.30	1,000,000	6.6	$4.24	158,333	$4.24

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of FAS 148.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003

Net Loss, as reported	$(3,830,028)	$(1,144,847)

Add: Total stock-based non-employee compensation expense determined under fair value based method for all awards, net of related tax effects	24,919	38,922

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(398,033)	(223,701)

Pro forma net loss	$(4,203,142)	$(1,329,626)

Loss per share:
Basic and diluted - as reported	$(0.21)	$(0.10)

Basic and diluted - pro forma	$(0.23)	$(0.12)

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

Note T - Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in multiple geographic locations within the U.S. and internationally and, as such, does not have multiple segments to report.  Revenues from customers and distributors attributable to various foreign countries outside the U.S were material, with the largest country accounting for about 13% of revenues.  Additionally, a significant amount of revenues and costs are Euro denominated.

Note U – Commitments and Contingencies

The Company has received a written commitment from International Integrated Industries, LLC, an affiliate of the Company’s chairman, to provide sufficient cash to fund any operating loss through October 1, 2005.  The same entity has provided the Company an aggregate of over $59 million in funding from the Company’s inception through September 30, 2004.  The future funding may take the form of debt or equity or a combination thereof.

Pursuant to an Asset Purchase Agreement signed April 25, 2002, the Company agreed to acquire substantially all of the assets of a privately-held United States medical products distributor.  Pursuant to an amendment dated October 16, 2003 to the Asset Purchase Agreement, the purchase price was amended to equal the deposits made by the Company as of October 16, 2003, plus an additional agreed payment in cash at closing and issuance of MediCor Ltd equity at closing.  The closing is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed.  The Company is no longer obligated to make additional deposits against the purchase price, but the Company has committed to fund all future expenses associated with obtaining required government approvals.  In June 2004, the Company booked a reserve for the entire deposit, due to various uncertainties related to this third-party distributor.  During the quarter ending September 30, 2004, the Company has received various communications relating to this distributor which raises significant uncertainty about the likelihood or timing of a successful commercialization of these products.

The Company’s PIP.America subsidiary has a distribution agreement with Poly Implants Protheses S.A.  (“PIP”), a third-party manufacturer of breast implants located in France. This agreement covers the sale by the Company of PIP’s saline, pre-filled breast implant products in North America; although no sales were reported in the year ending June 30, 2004 because these products are not currently approved for distribution in North America.  Previously, this manufacturer was undertaking the process of securing FDA approval for these products.   At March 30, 2004, the Company had $3,444,802 of accounts receivable from the manufacturer, representing amounts owed to the Company under the indemnification terms of the distribution agreement.  These amounts have been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection.  Effective March 30, 2004, the Company and this manufacturer amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to the Company’s subsidiary.  In conjunction with this change, the Company forgave certain amounts owed by the manufacturer, and the parties amended the pricing terms.  The amendments obligate the Company to fund the ongoing clinical and regulatory costs and expenses.  The amount and timing of these costs is unknown and may be material; the likelihood and timing of obtaining FDA approval are also uncertain.  Concurrently with the amended distribution agreement, this manufacturer issued to the Company a revolving promissory note for certain sums to come due to the Company based on the Company’s and the manufacturer’s administration of product warranty and product warranty related claims.  The principal amount under the note as of September 30, 2004 was $452,067.  Additionally, PIP owed the Company amounts under the indemnification terms of the distribution agreement various legal costs, interest on the promissory note and other costs.

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll

Farren-Martin and our chairman, Donald K. McGhan, personally, in the Circuit Court of Miami-Dade County, Florida.

Initially, two cases were filed in October 1999 and June 2000, Case No. 99-25227-CA-01 and Case No. 00-14665-CA-01. Of the two, Case No. 99-25227 was dismissed.  The same plaintiffs then, in September 2003, filed Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case.  Also in September 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims on his own behalf. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf or individually, and seeking to rescind various transactions between PIP.America and Poly Implants Protheses, S.A. and impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Protheses, S.A.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Plaintiffs in Jessica Fischer Schnebel, Case No. 03CH07239, amended the class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed. The consolidated amended complaint seeks class action certification and contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Plaintiffs seek unspecified monetary damages, exemplary damages and attorneys fees and costs. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim. Plaintiffs requested and received a second two-month extension to tender written discovery to our witnesses before filing a response to the motion to dismiss. A ruling on the motion should come by February of 2005. PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class. While MediCor and its subsidiaries are desirous to honor their respective obligations under our product replacement programs, the purported class action case above includes two distinctly different types of claims. The first of these arise from products sold by PIP/USA, Inc., with whom neither MediCor nor any of its affiliates are affiliated. This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America’s entry into the U.S. market, which occurred in late 1999. Because PIP.America did not sell these products, PIP.America similarly did not warrant these products. The next claims arise from products sold by PIP.America and associated to the product replacement program administered by PIP.America. With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves. Other than a limited, $500 portion of certain of its own product replacement claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from all claims, including those asserted above.

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

The Company leases office, manufacturing and warehouse facilities under various terms expiring from 2008 to 2016.  Lease expenses amounted to $248,317 and $92,985 for the three months ended September 30, 2004 and 2003, respectively. Future minimum lease payments are approximated as follows:

Year ended September 30,	Amount

2005	730,742
2006	757,028
2007	766,392
2008	617,258
2009	513,472

Note V – Acquisitions

On July 5, 2004, the Company acquired all of the capital stock of Laboratories Eurosilicone SAS, a privately-held medical device manufacturer based in Apt, France. The financing for the acquisition was provided primarily by additional loans from International Integrated Industries, LLC, an affiliate of the Company’s chairman.  The Company may also be obligated to make additional performance payments based on revenue targets over the next three years. During the quarter ending September 30, 2004, the Company has filed a current report on Form 8-K, containing additional pro forma, historical financials and other exhibits.

The financial statements reflect various purchase price allocations.  In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the total purchase price was allocated to the tangible and intangible assets of Eurosilicone based upon their estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The purchase accounting adjustments made are based upon currently available information.  Accordingly, the actual adjustments recorded in connection with the final purchase price allocation may be updated according SFAS No. 141, and any such changes may be material.

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition and updated as of September 30, 2004:

	Book Value of Assets Acquired / Liabilities Assumed	Purchase Price Adjustments		Preliminary Fair Value
Cash and cash equivalents	$1,929,698	$—		$1,929,698
Accounts receivables	5,625,350	(672,563	)(a)	4,952,787
Inventory	2,654,043	699,745	(c )	3,353,788
Other current assets	96,909			96,909

Total current assets	10,306,000	27,182		10,333,182

PP&E	2,367,354	—		2,367,354
Goodwill	—	32,367,060	(d)	32,367,060
Other long term assets	481,981	—		481,981
Total assets	$13,155,335	$32,394,242		$45,549,577

Accounts payables	2,774,978	—		2,774,978
Notes Payable	367,742	—		367,742
Other current liabilities	1,607,362	204,479	(c )	1,811,841
Long term notes payable	745,304	—		745,304
Long term accrued liabilities	—	517,356	(c)	517,356
Shareholders’ equity	7,659,949	31,672,407	(b)	39,332,356
Total Liabilities and Shareholders’ equity	$13,155,335	$32,394,242		$45,549,577

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill will not be amortized and will be tested for impairment at least annually.  The amounts contained in the purchase price allocation may change as additional information becomes available regarding the assets and liabilities acquired.  The purchase price allocations are expected to be finalized before the end of the third fiscal quarter.  Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill.

The following adjustments have been reflected in the balance sheet.

(a)          To record an additional allowance for doubtful accounts as of the acquisition.

(b)         To eliminate historical shareholders’ equity of Laboratoires Eurosilicone SAS.

(c)          Reflects several one-time reserves as of the acquisition date, relating to inventory adjustments, legal settlement with a commercial agent and other items.

(d)         To reflect goodwill.

The following unaudited pro-forma financial information reflects the condensed consolidated results of operations of the Company as if the acquisition had taken place on July 1, 2003.  The pro-forma financial information is not necessarily indicative of the results of operations had the transaction been effected on July 1, 2003.

	For the Three Months Ended September 30,
	2004	2003
Net sales	$6,143,059	$4,741,267
Net income / (loss)	(3,830,028)	(699,818)
Diluted (loss) earnings per common share	(0.21)	(0.04)

On August 27, 2004, the Company completed the acquisition of the privately-held Dermatological Medical Products and Specialties, S.A. de C.V., a distributor of aesthetic plastic and reconstructive surgery devices in Mexico.

Note W – Subsequent Events

In November 2004, PIP.America has reached settlement in Salinas I. Landers, et al. v. Poly Implants Protheses, S.A., Case No. 030377, filed in June 2003 in the Superior Court of San Luis Obispo County, California.  The settlement requires PIP.America to pay the product replacement program claims of certain named plaintiffs, a portion of their legal fees, and continue to administer its product replacement program in California. On November 2, 2004 the court granted the plaintiffs and PIP.America’s Application for Good Faith Determination and a Motion to Dismiss PIP.America from this action.  Plaintiffs are continuing to proceed against Poly Implants Prothesis, S.A. in the litigation

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Products

Currently, MediCor has two main product lines –

•                  breast implants for aesthetic plastic and reconstructive surgery and

•                  scar management products

Breast implant products

MediCor’s primary product line is breast implants.  We have a strategy of establishing or acquiring manufacturing and distribution capabilities for this product line.  Historically, we acted as a distributor in the United States for breast implant products manufactured by a third-party manufacturer.  In May 2004, we agreed to purchase and in July 2004 we closed on the acquisition of Eurosilicone SAS (“Eurosilicone”).  Based on our evaluation of available industry data, Eurosilicone is the third largest breast implant manufacturer in the world.  The financing for the Eurosilicone acquisition was primarily provided through additional loans from International Integrated Industries, LLC, an affiliate of MediCor’s chairman, as more fully described in the financial statements and notes.

Prior to May 2000, through our III Acquisition Corp. subsidiary, which does business under the trade name PIP.America, we distributed in the United States pre-filled saline breast implants manufactured by Poly Implants Protheses, S.A. (“PIP”), on both a direct and a consigned inventory basis.  As of May 2000, the United States Food and Drug Administration (“FDA”) notified PIP.America and PIP that further direct sales to customers by PIP.America would be suspended until the FDA reviewed and approved the clinical study being conducted by PIP.  Pursuant to a voluntary withdrawal from the market, sales of PIP.America products ceased in November of 2002 pending final Pre-Market Approval (“PMA”) clearance.  PIP.America and MediCor are currently conducting the clinical study and it is in a monitoring phase.  The likelihood and timing of obtaining FDA approval are uncertain as is the timing of commercialization in the U.S.

In April 2002, we agreed to acquire substantially all of assets of another privately-held United States breast implant distributor whose principal product line consists of inflatable saline breast implants.  As in the case of PIP’s products, these were also available in the U.S. prior to May 2000.  The closing of this asset acquisition is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed.  During the quarter ending September 30, 2004, the Company has received various communications relating to this distributor which raises significant uncertainty about the likelihood or timing of a successful commercialization of these products.

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 2004 equaled $6,143,059, an increase of $5,806,719 or 1,726% as compared to the prior year quarter. This increase is attributed to the sales of our newly acquired subsidiary Eurosilicone.  On a pro forma basis, sales increased by about $1.4 million or 30% versus the prior year quarter.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended September 30, 2004 were approximately 58% compared to approximately 23% during the same period in 2003.  This excludes a benefit of $22,575 for the three months ended September 30, 2003 from a return of consigned inventory previously written down.  Consequently, gross profit rose to $2,589,574 or about 42% of sales.  The overall increase in cost of sales and gross profit for the three month period was driven by the acquisition of Eurosilicone.  Normally, we expect that cost of sales will remain relatively constant on a percentage basis of approximately 55% to 65%.

Selling, General and Administrative

Selling, general and administrative expenses increased 224% to $3,853,797 for the three months ended September 30, 2004, as compared to $1,187,845 during the same period in 2003, primarily as the result of the acquisition of Eurosilicone.  In addition, there were increases in accounting fees, payroll and payroll related expenses; costs related to both acquisitions; travel; commission expense and consulting fees.  As our business and sales increase, we anticipate that SG&A expenses will increase in absolute dollars, but decrease as a percentage of sales.

Research and Development

Research and development in the recent quarter ending September 30, 2004 was $633,714 as compared to $9,125 for the same period in 2003.  The increase for the three month period was driven by expenses associated with obtaining required government approvals for saline breast implant products.  We expect that research and development expenses will decrease once we receive required government approvals.

Interest Expense

Interest expense increased to $1,269,439 for the three months ended September 30, 2004, compared to $288,579 in same period in the prior year.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to an increase in the average principal note payable to related party balances.

Other Expense

Other expense increased to $7,271 for the three months ended September 30, 2004 compared to no expense in the same period a year ago.  Other expense consists of a loss on the exchange rate from Euros to United States Dollars.

Net Loss

Net loss for the three months ended September 30, 2004 increased to $3,830,028 from $1,144,847 in the comparable period in the year.  The decline was due to higher selling costs, general and administrative expenses, research and development and interest expense.  Basic and diluted loss per share was ($0.21) for the three month period compared to ($0.07) for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future.  Currently, we have only limited product sales in the United States and will not be in a position to materially increase United States sales until the FDA issues a Pre-market Approval relating to one or more of the products sought to be sold by us.  We recently acquired Eurosilicone, in connection with which we substantially increased our indebtedness to our affiliates.  We have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalents and cash generated from operations, including the operations of Eurosilicone, will be insufficient to meet our anticipated cash needs for the next 12 months.  To satisfy our liquidity requirements, we will need to raise additional funds.  To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan on being able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through October 1, 2005.  The same entity has provided to us over $59 million in funding through September 30, 2004.  The future funding may take the form of debt or equity or a combination thereof.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, and other written and oral statements made from time to time by us, do not relate solely to historical facts.  These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words and expressions, identify forward looking statements.  These forward-looking statements involve important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by us or on our behalf.  We caution you that forward-looking statements are only predictions and that actual events or results may differ materially.  In evaluating these statements, you should specifically consider the various factors that could cause actual events or results to differ materially, including those factors described below.  It is not possible to foresee or identify all factors affecting our forward-looking statements and you should not consider any list of such factors to be exhaustive. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

If we are unable to reach satisfactory agreements with third-party manufactures to distribute saline filled breast implants in the United States, we may not be able to distribute those products in the United States.

We currently are dependant on establishing or maintaining rights to distribute in the United States breast implant products manufactured by third-parties.  We may not be able to establish or maintain these rights on acceptable terms or at all.  If we fail to establish or maintain these rights, we may not be able to sell breast implant products in the United States for a number of years, if at all.

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

Breast augmentation and reconstruction and other aesthetics procedures are elective procedures.  Other than insurance reimbursement for post-mastectomy reconstructive surgery that is available in some cases, breast augmentations and other cosmetic procedures are not typically covered by insurance.  Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery.  This shift could have an adverse effect on our projected future sales and profitability.

Our Business will be negatively impacted if we cannot obtain additional financing.

To accomplish our plans to conduct our current operations, to expand our current product lines and markets and to purchase new companies, products and intellectual property, we need substantial additional capital, which we may not be able to obtain.  We currently have significant debt that must be serviced.  While we have to date been funded in substantial part from financing from an affiliate of our chairman, we do not anticipate this funding source will provide sufficient capital to finance our intended growth strategy and that we will need significant external financing to accomplish our goals.  Our primary lender may also seek to collect its debt on an accelerated basis, which we would be unlikely to be able to do. We have in the past and will likely in the future negotiate with potential equity and debt providers to obtain additional financing, but this additional financing may not be available on terms that are favorable to us, or at all.  If adequate funds are not available, or are not available on acceptable terms, our ability to implement our expansion and growth plans will be significantly impaired.  In addition, the financial terms of any such financing, if obtainable, may be dilutive to existing stockholders.

Because we have only a limited operating history and our business strategy calls for significant growth through new products and acquisitions, there is significant uncertainty about our business and prospects.

MediCor and its subsidiaries have only been operating since 1999.  Although our Biodermis operation has been in existence for a longer period of time, it has only operated under MediCor’s management since its acquisition in 2001.  Significantly, during much of our history we have also been prevented from selling our primary existing product, breast implants, in the U.S. market due to the FDA’s 2000 call for a Pre-market Approval for those

products.   As a result, all of our revenues prior to the Eurosilicone acquisition were derived from our scar management products.  Revenue generated by our Biodermis subsidiary has not been significant, and we do not expect more than modest internal growth in that segment.  Our business plans call for significant expansion into other products and markets that in the future will constitute the significant majority of our sales and income.  As a result, our existing business platform is not necessarily indicative of our future business or prospects.

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

The production and marketing of our products and intended products and our research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities, both in the U.S. and abroad.  Most of the medical devices we sell or intend to sell or develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process before they can be marketed.  This process makes it longer, more uncertain and more costly to bring the products to market, and some of these products may not be approved, or, once approved, they may be recalled.  The pre-marketing approval process can be particularly expensive, uncertain and lengthy.   Many devices for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures.  If we or our suppliers or collaborative partners do not comply with applicable regulatory requirements, this could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

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

Lawsuits, including those seeking class action status, may, if successful, cause us to incur substantial liability, including damage awards and significant legal fees that may exceed our reserves.

Lawsuits have been filed naming us or one of our subsidiaries, the French manufacturer from which we purchase breast implant products, and the U.S. distributor of those same products who preceded our subsidiary in the U.S. market.  In these suits the plaintiffs have sought or currently seek, among other things, class action status for claims, including claims for breach of warranty.  The claims arise from products distributed both before and after our subsidiary that distributed the products came into existence.  Although certain of the claims arise from products distributed by the other distributor prior to our subsidiary coming into existence, we have still been named as a defendant.  While we have reserved an amount equal to the outstanding warranty claims for claims arising from products our subsidiary did distribute, the plaintiffs are seeking to hold us responsible for more damages.  There can be no assurance we can terminate the litigation as to our subsidiary for reserved amounts.  Although our subsidiary is indemnified by three separate entities, including Poly Implants Protheses, S.A., the French manufacturer, PIP/USA, Inc. the previous distributor, and Mr. Jean Claude Mas, personally, there can be no assurance this indemnity will protect us, as there is no guarantee the French manufacturer, the previous distributor, or Mr. Mas will, or is able to, honor the indemnification they have provided.

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

Because a key component of our strategy is based on successfully making acquisitions and otherwise diversifying our product offerings, we are exposed to numerous risks associated with acquisitions, diversification and rapid growth.

A key component of our strategy is the acquisition of other companies, products and technologies that meet our criteria for strategic fit, geographic presence, revenues, profitability, growth potential and operating strategy.  The successful implementation of this strategy depends on our ability to identify suitable acquisition candidates finance acquisitions, acquire companies and assets on acceptable terms and integrate their operations successfully.

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

A significant part of our current sales are and a significant part of our projected future sales will be derived from international operations.  In addition, we have and anticipate having in the future material international suppliers and operations, including manufacturing operations.  Accordingly, we are exposed to risks associated with international operations, including risks associated with re-valuation of the local currencies of countries where we purchase or sell our products or conduct business, which may result in our purchased products becoming more expensive to us in U.S. dollar terms or sold products becoming more expensive in local currency terms, thus reducing demand and sales of our products, or increased costs to us.  Our operations and financial results also may be significantly affected by other international factors, including:

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

•                  foreign currency translations

If these risks actually materialize, our sales to international customers, as well as those domestic customers that use products manufactured abroad, may decrease or our supplier or manufacturing costs may materially increase.

Our failure to attract and retain key managerial, technical, selling and marketing personnel could adversely affect our business.

Our success will depend upon our ability to attract and retain key managerial, financial, technical, selling and marketing personnel.  The lack of key personnel might significantly delay or prevent the achievement of our development and strategic objectives.  We do not maintain key man life insurance on any of our employees.  Other than certain of our executives who are parties to employment agreements, none of our employees is under any obligation to continue providing services to MediCor.  We are currently in the process of building our management and technical staffs.  We believe that our success will depend to a significant extent on the ability of our key personnel, including the new management and technical staffs, to operate effectively, both individually and as a group.  Competition for highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining these personnel.  We may also face litigation from competitors with hiring personnel formerly employed by them.

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

•                  movement in various foreign currencies, primarily the Euro and the U.S. dollar;

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the quarter ended September 30, 2004, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  As of the end of our fiscal year ended June 30, 2004, management adopted formal disclosure controls and procedures which were employed in the preparation of this report.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll Farren-Martin and our chairman, Donald K. McGhan, personally, in the Circuit Court of Miami-Dade County, Florida.

Initially, two cases were filed in October 1999 and June 2000, Case No. 99-25227-CA-01 and Case No. 00-14665-CA-01. Of the two, Case No. 99-25227 was dismissed.  The same plaintiffs then, in September 2003, filed Case No. 0322537-CA-27, alleging similar claims to those included in the dismissed case.  Also in September 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims on his own behalf. Plaintiffs are all members of one family who purport to be shareholders of PIP/USA, Inc. suing derivatively on its behalf or individually, and seeking to rescind various transactions between PIP.America and Poly Implants Protheses, S.A. and impose liability against PIP.America and its co-defendants for unspecified monetary damages arising out of alleged tortious and other purported wrongful acts concerning alleged relationships between plaintiffs, PIP/USA, Inc. and Poly Implants Protheses, S.A.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Plaintiffs in Jessica Fischer Schnebel, Case No. 03CH07239, amended the class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed. The consolidated amended complaint seeks class action certification and contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Plaintiffs seek unspecified monetary damages, exemplary damages and attorneys fees and costs. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim. Plaintiffs requested and received a second two-month extension to tender written discovery to our witnesses before filing a response to the motion to dismiss. A ruling on the motion should come by February of 2005. PIP.America has tendered this case to Poly Implant Prostheses, S.A., for defense and indemnity.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class. While MediCor and its subsidiaries are desirous to honor their respective obligations under our product replacement programs, the purported class action case above includes two distinctly different types of claims. The first of these arise from products sold by PIP/USA, Inc., with whom neither MediCor nor any of its affiliates are affiliated. This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America’s entry into the U.S. market, which occurred in late 1999. Because PIP.America did not sell these products, PIP.America similarly did not warrant these products. The next claims arise from products sold by PIP.America and associated to the product replacement program administered by PIP.America. With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves. Other than a limited, $500 portion of certain of its own product replacement claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from all claims, including those asserted above.

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

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended September 30, 2004, we granted options covering 390,000 shares of common stock to new employees.  In addition, we issued 508 shares of Series A 8.0% Convertible Preferred Stock, 460 of which were sold to 6 accredited investors and 48 of which were issued to an employee in lieu of cash compensation.  The offer and sale of the options, the preferred stock and the underlying shares of common stock were exempt from registration pursuant to section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index at Page 36.

(b)  Current Reports on Form 8-K

On July 6, 2004, MediCor filed a Current Report on Form 8-K relating to the press release announcing MediCor had completed the acquisition of Laboratoires Eurosilicone S.A. (now Eurosilicone SAS)

On September 13, 2004, MediCor filed a Current Report on Form 8-K relating to the press release announcing MediCor’s French subsidiary ES Holdings SAS had signed a loan agreement with BNP Paribas providing for up to $20 million in financing.

On September 20, 2004, MediCor filed a Current Report on Form 8-K/A relating to Laboratoires Eurosilicone S.A. (now Euorsilicone SAS) most current audited financials and the pro-forma at the time of the acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD. (Registrant)

Date:	November 15, 2004	By:
/s/ Theodore R Maloney
Theodore R. Maloney Chief Executive Officer

Date:	November 15, 2004	By:	/s/ Thomas R. Moyes
Thomas R. Moyes Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.15d-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350