Form 10QSB
period 2004-12-31
MEDICOR LTD
filed 2005-02-14
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 50442

MEDICOR LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	14-1871462
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4560 S. Decatur Blvd., Suite 300 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 932-4560 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

On February 7, 2004, there were 18,146,056 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

MEDICOR LTD.

PART I — FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MediCor, Ltd.

Consolidated Balance Sheet

December 31, 2004

(Unaudited)

Assets

Current assets:

Cash	$1,218,811
Receivables, less allowance for doubtful accounts of $916,613	5,921,374
Notes receivable, less allowance for doubtful accounts of $1,796,522	—
Inventories	3,706,922
Prepaid expenses and other current assets	157,058

Total current assets	11,004,165
Property, plant and equipment, net	2,911,563
Leased property under capital leases, net	2,600,253
Goodwill and other intangibles, net	36,763,534
Deposits	106,299
Other assets	660,012

Total assets	$54,045,826

Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable	$1,633,023
Note payable to related party	44,100,649
Accounts payable	6,201,022
Obligations under capital leases	316,761
Accrued expenses and other current liabilities	2,072,329
Payroll taxes payable	904,683
Interest payable to related party	1,283,384

Total current liabilities	56,511,851

Long-term convertible debentures	400,000
Long-term notes payable	8,446,454
Long-term obligations under capital leases	2,139,939
Long-term accrued liabilities	1,856,773

Total liabilities	69,355,017

Commitments and contingencies (Note V)

Stockholders’ equity (deficit)

Preferred shares, $.001 par value, 45,000 shares authorized, 10,937 issued and outstanding; liquidation preference $10,937,000	11

Additional paid in capital - preferred stock	11,289,018

Common shares, $.001 par value, 100,000,000 shares authorized, 18,166,354 shares issued, 18,146,056 shares outstanding and 20,298 shares retired	18,112

Additional paid in capital - common stock	17,623,892

Deferred compensation	79,500

Accumulated (deficit)	(44,319,724)

Stockholders’ equity (deficit)	(15,309,191)

Total liabilities and stockholders’ equity	$54,045,826

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Operations

Three Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003

Net sales	$6,145,254	$306,542
Cost of sales	3,180,430	64,482
Return of consigned inventory previously written down	—	(1,575)

Gross profit	2,964,824	243,635
Operating expenses:
Selling, general and administrative expenses	5,385,844	1,679,117
Research and development	567,475	424,826
Other expenses	122,757	—

Operating income / (loss)	(3,111,252)	(1,860,308)

Net interest expense / (income)	1,260,044	256,791

Income / (loss) before income taxes	(4,371,296)	(2,117,099)
Income tax expense (benefit)	(58,595)	1,737

Net income / (loss)	(4,312,701)	(2,118,836)
Preferred dividends deemed	154,468	—
Preferred dividends in arrears Series A Preferred 8%	220,554	—

Net loss attributable to common stockholders	$(4,687,723)	$(2,118,836)

Earnings per share data:
Weighted average shares, basic and diluted	18,116,198	17,577,189
Basic and diluted
Net loss per share	$(0.26)	$(0.12)

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Operations

Six Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003

Net sales	$12,288,313	$642,881
Cost of sales	6,734,265	142,695
Return of consigned inventory previously written down	(350)	(24,150)

Gross profit	5,554,398	524,336
Operating expenses:
Selling, general and administrative expenses	9,239,641	2,866,962
Research and development	1,201,189	433,951
Other expenses	130,028	—

Operating income / (loss)	(5,016,460)	(2,776,577)

Net interest expense / (income)	2,529,483	485,370

Income / (loss) before income taxes	(7,545,943)	(3,261,947)
Income tax expense (benefit)	282,316	1,737

Net income / (loss)	(7,828,259)	(3,263,684)
Preferred dividends deemed	260,172	—
Preferred dividends in arrears Series A Preferred 8%	429,310

Net loss attributable to common stockholders	$(8,517,741)	$(3,263,684)

Earnings per share data:
Weighted average shares, basic and diluted	18,089,308	17,547,158
Basic and diluted
Net loss per share	$(0.47)	$(0.19)

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2004 and 2003

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,828,259)	$(3,263,684)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	483,369	246,406
Provision for doubtful accounts	2,195,686	233,167
Inventory write down	350	24,150
Non-employee stock options	119,375	22,928
Employee preferred stock	80,000	—
Directors restricted common stock	26,500	—
Changes in operating assets and liabilities
Receivables	(1,447,974)	(190,581)
Notes receivable	(1,492,094)	27,384
Inventories	(524,860)	(21,215)
Prepaid expenses and other current assets	588,429	(57,279)
Goodwill	(617,675)	—
Deposits	617,675	(600,000)
Other assets	(629,918)	(48,100)
Bank overdraft	—	(111,829)
Accounts payable	148,880	(67,763)
Accrued expenses and other current liabilities	(906,815)	(189,805)
Income tax payable	—	—
Payroll taxes payable	407,422	80,449
Interest payable	775,422	118,949
Long term accrued liabilities	—	15,770
Net cash provided by (utilized) operating activities	(8,004,487)	(3,781,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(282,827)	(14,850)
Payments for purchase of Laboratoires Eurosilicone S.A., net of cash acquired	(8,800,727)	—
Payments for purchase of Deramedics, net of cash aquired	(75,000)	—
Net cash provided by (utilized) investing activites	(9,158,554)	(14,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation	(262,867)	—
Proceeds from issuance of convertible debentures	—	1,350,000
Proceeds from issuance of short term debt	16,520,500	2,598,600
Proceeds from issuance of long term debt	7,333,407
Payments on convertible debentures	(200,000)
Payments on short term debt	(6,160,251)	(88,021)
Issuance of preferred stock	1,172,271	—
Issuance of common stock	4,969	11,489
Purchase of treasury stock	—	(39,999)
Net cash provided by (utilized) financing activities	18,408,029	3,832,069

EFFECT ON EXCHANGE RATE CHANGES ON CASH	(191,269)	—

Net increase in cash	1,053,719	36,166
Cash at beginning of period	165,092	50,631

CASH AT END OF PERIOD	$1,218,811	$86,797

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Conversion of short-term debt to preferred stock	$250,000	$—
Conversion of short-term debt to common stock	$75,000
Issuance of preferred stock to employees/consultants	$80,000	$—
Issuance of common stock to directors	$26,500

The Company purchased all of the capital stock of Laboratories Euorsilcone S.A.S. for $39,332,356. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$15,870,718
Goodwill	$32,211,067
Cash paid for capital stock	$(39,332,356)
Liabilities assumed	$(8,749,429)

Included in the fair value of assets acquired and liabilities assumed is $2,532,081 for capital lease obligations.

The Company purchased all of the capital stock of Dermatological Medical Products and Specialites, S.A. de C.V. for $75,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$75,000
Cash paid for capital stock	$(75,000)
Liabilities assumed	$—

A capital lease obligation of $187,485 was incurred when the Company entered into a lease for new vehicles.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$1,678,124	$28,212
Taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements

MEDICOR LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note A - Description of Business

 MediCor Ltd. (the “Company” or “MediCor”) is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets.  Current products include breast and other implants and scar management products.  The Company’s breast implant products are currently sold in approximately 85 countries, but are not sold in the United States or Canada.  The Company sells its products to hospitals, surgery centers and physicians primarily through distributors, as well as through direct sales personnel.  MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former chairman and chief executive officer of Inamed Corporation, McGhan Medical and McGhan Limited.  MediCor’s objective is to be a leading supplier of selected international medical devices and technologies.  To achieve this strategy, we intend to build upon and expand our business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets.  We intend to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.  All inter-company accounts and transactions have been eliminated.  Certain prior period amounts in previously issued financial statements have been reclassified to conform to the current period presentation.  The consolidated financial statements have been prepared in United States dollars.

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

Revenue Recognition
We recognize product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”).  These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.  We recognize revenue upon delivery of product to third-party distributors and customers and do not allow for bill-and-hold sales. Due to the widespread holding of consignment inventory in our industry, we also recognize revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors’ offices.  We do not offer price protection to our third-party distributors and customers and accept product returns only if the product is defective.  Appropriate reserves are established for anticipated returns and allowances are based on our product return history.  We believe our estimates for anticipated returns is a “critical accounting estimate” because it requires us to estimate returns and, if actual returns vary, it could have a material impact on our reported sales and results of operations.  Historically our estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

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
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method.  The Company may write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.
Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter.  Significant improvements and betterments are capitalized, while maintenance and repairs are charged to operations as incurred.  Asset retirements and dispositions are accounted for in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets” (“SFAS No. 144”), as described below.

Accounting for Long-Lived Assets
The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.”  This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations.  Adoption of this statement had no material effect on the financial position or results of operations.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  We believe the estimate of our valuation of long-lived assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation, it could have a material impact on our results of operations.  With the exception of the third-party purchase agreements in June 2004, as described in Note J to the financial statements included in our annual report on Form 10-KSB, we do not believe that any other changes have taken place.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of identified assets the businesses acquired. Other intangible assets are recorded at fair value and amortized over periods ranging from three to 17 years.  The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in January 2002.  As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis.  The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on a market value approach.  Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

Product Replacement Programs
III Acquisition Corp. d/b/a PIP.America (“PIP.America”), a subsidiary of the Company in the U.S., provides a product replacement program to surgeons for deflations of breast implant products for a period of ten (10) years from the date of implantation.  For each deflation, the surgeon receives financial assistance plus a free implant replacement.  Management estimated the amount of potential future product replacement claims based on statistical analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is reserved.  Changes to actual claims, interest rates or other estimations could have a material impact on the statistical calculation which could materially impact the Company’s reserves and results of operations. Although these products are not currently being sold (because they are in the process of obtaining FDA approval, as more fully described below), they were sold under a distribution agreement prior to November 2000 and a reserve for product replacements is maintained for the products sold in prior years.  Eurosilicone, a subsidiary of the Company located in France, has not to date provided a product replacement program or any similar program.  Historically, it has also solely relied on third-party distributors in countries where sales occur to support those products.  As a result, Eurosilicone does not maintain a reserve.  As of December 31, 2004 our product replacement program reserve consisted of:

Product Replacement Program

Balance at June 30, 2004	$2,057,991
Accruals for warranties issued during the period	—
Settlements made during the period	—

Balance at December 31, 2004	$2,057,991
Shipping and Handling Costs
Shipping and handling costs incurred by the Company are included under cost of sales.
Research and Development
Research and development costs are expensed by the Company as incurred, including the costs of clinical studies and other regulatory approval activities.
Stock-Based Compensation

The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with SFAS No. 123, MediCor has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees, (“APB Opinion No. 25”) in accounting for stock options issued to employees. Under APB Opinion No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

The Company accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB No. 25,” and Emerging Issue Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services, (“EITF No. 96-18”) whereby the fair value of such option and warrant grants are measured using the Fair Value Based Method at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — and Amendment of FASB Statement No. 123” (“SFAS No. 148”).

	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003

Net Loss, as reported	$(8,517,741)	$(3,263,684)

Add: Total stock-based non-employee compensation expense determined under fair value based method for all awards, net of related tax effects	145,875	46,589

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(819,000)	(30,501)

Pro forma net loss	$(9,190,866)	$(3,247,596)

Loss per share:
Basic and diluted - as reported	$(0.47)	$(0.19)

Basic and diluted - pro forma	$(0.51)	$(0.20)

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

Effects of Recent Accounting Pronouncements

In December 2003, the SEC adopted SAB No. 104 which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes in SAB No. 104 did not have a material impact on our financial position or results of operations.

In March 2004, FASB approved the consensus reached on the EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”).  The objective of this Issue is to provide guidance for identifying impaired investments. EITF No. 03-01 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF No. 03-01 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. We have evaluated the impact of the adoption of EITF No. 03-01 and do not believe it will be significant to our results of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standards SFAS No. 123 (revised 2004), Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period).  This standard becomes effective for the Company January 1, 2006 as the Company is currently a small business issuer.

In July 2004, FASB released draft abstract EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF No. 04-08”), for comment. The objective of EITF No. 04-08 is to provide guidance for whether contingently convertible debt instruments should be included in diluted earnings per share calculations. The draft abstract reflects the EITF’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share calculations regardless of whether or not the trigger price has been reached.  In its September meeting, the EITF confirmed the July conclusion, and the guidance becomes effective December 15, 2004.  We do not believe the impact of EITF No. 04-08 will be significant to our results of operations or financial position.  We expect to adopt the guidance in the quarter ended March 31, 2005.

Note C — Interim Reporting

The accompanying unaudited consolidated financial statements for the three- and six-month periods ended December 31, 2004 and December 31, 2003, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results for the full fiscal year.

Note D — Major Customers

During the three and six months ended December 31, 2004, two different customers accounted for 10% and 11%, respectively, of the Company’s consolidated revenue.  Revenue related to these two distributors for the three and six months ended December 31, 2003 is not comparable due to the acquisition of Eurosilicone.

Note E — Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note F — Accounts Receivable

Accounts receivable at December 31, 2004 consisted of:

December 31, 2004

Accounts receivable	$6,837,987
Allowance for doubtful accounts	(916,613)

Total	$5,921,374

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2004	$213,021
Provisions / (recovery)	703,592
Write-offs	—
Balance December 31, 2004	$916,613

Note G — Notes Receivable

Notes receivable at December 31, 2004 consisted of:

December 31, 2004

Notes receivable	$1,796,522
Allowance for doubtful accounts	(1,796,522)

Total	$—

Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France, issued to the Company a revolving promissory note for certain sums to come due to the Company based on the Company’s and the manufacturer’s administration of product replacement and product replacement related claims.  These amounts have been fully reserved for, as an allowance for doubtful accounts, due to the lack of past payments and uncertain prospect of collection.

Note H — Inventories

Inventories at December 31, 2004 consisted of:

December 31, 2004

Raw Materials	$769,002
Work in Process	312,800
Finished Goods	2,625,120

Total	$3,706,922

Note I - Property and Equipment

Property and equipment at December 31, 2004 consisted of:

December 31, 2004

Automobiles	$86,043
Computer Equipment and tools and dies	318,884
Furniture, Fixtures and equipment	456,099
Land and buildings	2,268,840
Leasehold Improvements	107,748
Machinery and equipment	370,245

Subtotal	3,607,858
Accumulated depreciation	(696,295)

Total	$2,911,563

Depreciation expense was $141,825 for the three months ended December 31, 2004 and $87,882 for the three months ended December 31, 2003. Depreciation expense was $308,354 for the six months ended December 31, 2004 and $177,315 for the same period a year ago.  The increase for the three- and six-month periods is due to the depreciation of the acquired assets of Eursolicone.

Note J — Goodwill and Other Intangibles

Goodwill and other intangibles as of December 31, 2004 consisted of:

December 31, 2004

Goodwill	$34,040,163
Distribution Agreements, Non-Compete and Other	425,418
Patents	3,100,000

Subtotal	37,565,581

Accumulated Amortization - Goodwill	(41,973)
Accumulated Amortization - Distribution Agreements, Non-Compete and Other	(231,334)

Accumulated Amortization - Patents	(528,740)

Subtotal	(802,047)

Total	$36,763,534

Amortization expense for the three months ended December 31, 2004 was $87,508, compared to $87,882 for the prior period ended December 31, 2003.  The amortization for the six months ended December 31, 2004 was $175,015, compared to $177,315 with the prior period ended December 31, 2003.

The estimated amortization expense for the next five years consists of:

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009

Distribution Agreements	22,500	22,500	22,500	22,500	22,500
Non-compete	5,417	—	—	—	—
Patents	295,029	295,029	295,029	295,029	295,029

Total	$322,946	$317,529	$317,529	$317,529	$317,529

Note K — Leased Property under Capital Leases

The following is an analysis of the leased property under capital leases by major classes.  All of this property is located in France as a part of our Eurosilicone subsidiary:

December 31, 2004

Buildings	$2,395,637
Vehicles	323,929

Subtotal	2,719,566

Accumulated Depreciation	(119,313)

Subtotal	(119,313)

Total	$2,600,253

Depreciation expense was $66,121 for the three months ended December 31, 2004 and $119,313 for the six months ended December 31, 2004.

The following is a schedule by years of future minimum lease payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2004:

Year ended December 31,	Amount

2005	$618,172
2006	431,664
2007	410,344
2008	383,056
2009	333,623
Later years	733,764

Total minimum payments required	$2,910,624

Note L — Deposits and Other Assets

Deposits at December 31, 2004 totaled $106,299.  These are security deposits on office leases and with local utility companies.

Other assets consisted of security investments of $33,740 and unamortized debt acquisition costs of $626,272 at December 31, 2004.

Note M — Accrued Expenses

Accrued expenses and other current liabilities at December 31, 2004 consisted of:

December 31, 2004

Consulting	$296,647
Wages and paid leave	708,939
834,574
Other	232,169

Total	$2,072,329

Consulting fees consisted of amounts relating to a consulting agreement. Other accrued expenses included interest and legal expenses.

Long-term accrued liabilities at December 31, 2004 consisted of:

December 31, 2004

Legal settlement	$517,356
Product replacement reserve	1,339,417

Total	$1,856,773

Note N — Convertible Debentures

There were no short-term convertible debentures at December 31, 2004. During the quarter ended December 31, 2004, $75,000 was converted to shares of the Company’s common stock and $100,000 was repaid.

Long-term convertible debentures at December 31, 2004 were $400,000.  These convertible debentures are convertible after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date at the holder’s discretion to shares of the Company’s common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date. These convertible debentures mature between April 2006 and August 2006.

During the quarter ended December 31, 2004, we did not incur any costs relating to these convertible debentures.

Note O — Notes Payable

Short-term notes payable of $1,633,023 at December 31, 2004 consisted of several notes which ranged from $40,282 to $1,287,811 with annual interest rates of between 3.39% and 8%.

Long-term notes payable consisted of a bank term loan in the amount of $7,726,869 for a term of seven years denominated in Euros with an annual interest rate based on six month Libor plus 2.25%.  The variable interest rate as of December 31, 2004 was 4.49%.  In addition, we have several notes which ranged from $20,618 to $412,367 with terms of between twenty-one months and four years, with annual rates of interest between 3.39% 5.25%.

Future maturities of long-term debt are as follows:

Year ended December 31,	Amount

2005	$1,633,023
2006	1,606,320
2007	1,526,748
2008	1,449,952
2009	1,287,811

Subtotal	7,503,854

Payments over five years	2,575,623

Total	$10,079,477

Note P — Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a family holding company in which the chairman of the Company, Mr. Donald K. McGhan, has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Consolidated Balance Sheet of $44,100,649 at December 31, 2004.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%) per annum.  During the three months ended December 31, 2004, LLC advanced $820,000 to the Company, of which none was repaid.  Interest expense relating to this note payable was $1,283,384 for the quarter ended December 31, 2004.  The unpaid liability for these expenses is included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company had a commitment from LLC to fund operating shortfalls as necessary for the period presented.

In October 2003, the Company entered into a reimbursement agreement with a company controlled by its chairman for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business.  The reimbursement agreement is effective for expenses incurred for MediCor business purposes.  The Company recognized a total of $193,151 for the three months ended December 31, 2004 and a total of $642,656 for the six months ended December 31, 2004 in expenses pursuant to the reimbursement agreement.  All expenses recognized pursuant to the reimbursement agreement have been included by the Company in selling, general, and administrative expenses.  In June 2004, MediCor modified its reimbursement agreement to reflect a “dry lease” effective June 1, 2004.  Only costs directly tied to MediCor’s use of the plane asset will be reimbursable to the company controlled by the Company’s chairman.  All other operating costs (such as fuel, pilot wages, food, etc.) will be paid directly by the Company or through a disbursement agent to those third parties and only when the plane is used for MediCor business purposes.

Note Q — Federal Income Taxes

The Company follows FAS 109 for reporting income taxes. The income tax expense (benefit) reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	December 31, 2004	December 31, 2003

Current	$(2,617,684)	$(1,109,653)
Deferred	(92,769)	(87,152)

Total Benefit	$(2,710,453)	$(1,196,805)
Less allowance for realization of deferred tax asset	(2,992,769)	(1,196,805)

Total Tax Expense	$282,316	$—

The current tax expense for the quarter ended December 31, 2004 resulted from income tax paid on a foreign subsidiary.  As of December 31, 2004, the Company recorded an allowance of $14,358,757 against certain future tax benefits, the realization of which is currently uncertain.  The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under Internal Revenue Service provisions.  Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.  The estimated net operating losses for tax purposes of approximately $25 million will expire over several years ending in 2024.

Primary components of the deferred tax assets at the periods noted were approximately as follows:

December 31, 2004

Computed expected income tax asset/(liability) at 34%	$2,900,000
Adjustments
Net operating loss	10,325,250
Allowance for bad debt	243,202
Warranty reserve	699,717
Depreciation and amortization	190,588

Income tax benefit	$14,358,757
Less allowance for realization of deferred tax asset	(14,358,757)

Deferred tax asset, net	$—

Note R — Preferred Stock

The Company authorized a series of 45,000 shares of preferred stock designated as Series A 8.0% Convertible Preferred Stock (“Series A Preferred”) on July 5, 2004.  The Series A Preferred has a par value of $.001 per share with a liquidation preference of $1,000 per share.  In the event of liquidation, shareholders of the Series A Preferred shall be entitled to receive priority as to distribution over common stock.  The Series A Preferred stock is convertible into common stock at any time at a conversion price of $3.85 per share until June 30, 2010, subject to potential adjustment in the event certain EBITDA or common stock value targets are not met. On June 30, 2011 all unconverted shares to common stock will be subject to a mandatory redemption.  The redemption price of $1,000 per share plus $1,000 per whole share for all accrued and unpaid paid-in-kind dividends and any other accrued and unpaid dividends, whether or not declared which amount will be payable by the Company in cash. The Company has issued an aggregate of 10,937 shares for $10,937,000.

Note S — Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Six Months Ended December 31, 2004			Six Months Ended December 31, 2003

	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss) before preferred stock dividends	(7,828,259)			(3,263,684)
Less: Preferred stock dividends	689,482			—

Basic EPS	(8,517,741)	18,089,308	(0.47)	(3,263,684)	17,547,158	(0.19)

Effect of dilutive securities	—

Diluted EPS	$(8,517,741)	18,089,308	(0.47)	$(3,263,684)	17,547,158	(0.19)

Common equivalent shares of 4,967,663 have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note T — Stock Options and Warrants

The Company has a stock option plan for key employees and consultants.  There were 4,242,680 shares reserved for issuance pursuant to the Company’s stock option plan and up to 6,000,000 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements.  The stock option plan does not specify the vesting or the terms of the options, which are left to the plan administrators.  The terms of stand-alone options and warrants are also determined at the time of grant.  The Company’s share option activity and related information is summarized below:

	Options	Weighted Average Exercise Price

Outstanding Options at June 30, 2004	2,121,152	$3.11

Granted	390,000	$3.40
Exercised	—	$0.00
Cancelled	(62,134)	$1.61

Outstanding Options at December 31, 2004	2,449,018	$3.19

Options exercisable at end of period	688,138	$2.84

The following table summarizes information about stock options outstanding at December 31, 2004:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$1.00 - $2.01	799,018	5.0	$1.67	350,430	$1.78
$3.00 - $3.80	650,000	6.4	$3.44	96,875	$3.48
$4.15 - $4.30	1,000,000	6.4	$4.24	220,833	$4.24

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — and Amendment of FASB Statement No. 123” (“SFAS No. 148”).

	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003

Net Loss, as reported	$(8,517,741)	$(3,263,684)

Add: Total stock-based non-employee compensation expense determined under fair value based method for all awards, net of related tax effects	145,875	46,589

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(819,000)	(30,501)

Pro forma net loss	$(9,190,866)	$(3,247,596)

Loss per share:
Basic and diluted - as reported	$(0.47)	$(0.19)

Basic and diluted - pro forma	$(0.51)	$(0.20)

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

Note U - Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in a single industry segment across multiple geographic locations within the U.S. and internationally and, as such, does not have multiple segments to report.  Revenues from customers and distributors attributable to various foreign (non-U.S.) countries were material.  Sales in foreign (non-U.S.) countries are currently about 95% of total sales with the largest country accounting for about 13% of sales.  Additionally, a significant amount of revenues and costs are Euro denominated.  Long-lived assets attributable to various foreign countries outside the U.S. were material and equaled about $39 million, located in France.  Amounts attributable to the U.S. were approximately $4 million.

Note V — Commitments and Contingencies

The Company has received a written commitment from LLC, an affiliate of its chairman, to provide sufficient cash to fund any operating loss through January 1, 2006. The same entity has provided the Company an aggregate of over $59 million in funding from the Company’s inception through December 31, 2004. The future funding may take the form of debt or equity or a combination thereof.

Pursuant to an asset purchase agreement signed April 25, 2002, the Company agreed to acquire substantially all of the assets of a privately-held United States medical products distributor. Pursuant to an amendment dated October 16, 2003 to the asset purchase agreement, the purchase price was amended to equal the deposits made by the Company as of October 16, 2003, plus an additional agreed payment in cash at closing and issuance of MediCor Ltd. equity at closing. The closing is conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed.  The Company is no longer obligated to make additional deposits against the purchase price, but the Company has committed to fund all future expenses associated with obtaining required government approvals. As of December 31, 2004 the Company booked a reserve for the entire deposit, due to various uncertainties related to this third-party distributor.

The Company’s PIP.America subsidiary has a distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France. This agreement covers the sale by the Company of PIP’s saline, pre-filled breast implant products in North America; although no sales were reported in the year ending June 30, 2004 because these products are not currently approved for distribution in North America. Previously, the manufacturer was undertaking the process of securing FDA approval for these products. At March 30, 2004, the Company had $3,444,802 of accounts receivable from the manufacturer, representing amounts owed to the Company under the terms of the distribution agreement. These amounts have been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection. Effective March 30, 2004, the Company and the manufacturer amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to the Company’s subsidiary. In conjunction with this change, the Company forgave certain amounts owed by the manufacturer, and the parties amended the pricing terms. The amendments obligate the Company to fund the ongoing clinical and regulatory costs and expenses. The amount and timing of these costs is unknown and may be material. Because the Company has just undertaken management of the application process, the likelihood and timing of obtaining FDA approval are also uncertain. Concurrently, the manufacturer issued to the Company a revolving promissory note for certain sums to come due to the Company based on the Company’s and the manufacturer’s administration of product replacement and product replacement related claims. The principal amount under the note as of December 31, 2004 was $1,796,522.

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas,

Jyll Farren-Martin and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  The Kwartin family members’ claims are primarily premised on allegations that plaintiffs are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third-party or under an alleged employment agreement.  Plaintiffs allege that, as a result, they have certain derivative or other rights to an alleged distribution agreement between Poly Implants Prostheses, S.A. (“PIP-France”) and PIP/USA.  Plaintiffs claim, among other things, that III Acquisition Corporation (“PIP.America”) and its chairman tortiously interfered with that agreement and with plaintiffs’ other alleged rights as lenders, investors, shareholders, quasi-shareholders or employees of PIP/USA or other entities. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP-France and invalidate PIP.America’s distributor relationship with PIP-France. It is PIP.America’s position that the Kwartin litigations are within the scope of the indemnification agreements.

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

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed. The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim. Plaintiffs requested and received a second two-month extension to tender written discovery to our witnesses before filing a response to the motion to dismiss. Depositions of Medicor personnel will be taken in late January, plaintiffs will respond to the motion to dismiss by roughly March 1, 2005, and a ruling on the motion should come by mid-April of 2005. PIP.America has tendered this consolidated case to Poly Implant Prostheses, S.A. (PIP-France) for defense and indemnity, and in late November 2004, PIP-France agreed to accept that tender.

On December 23, 2004, Europlex, a Mexican company, purported to file a lawsuit against Eurosilicone, one of our French subsidiaries, in the Avignon Commercial Court in France, alleging that Eurosilicone implicitly terminated a distribution agreement between the parties by failing to deliver products ordered by Europlex pursuant to the agreement, among other minor allegations. As a result of these allegations, Europlex claims damages in amount of approximately 4,000,000 Euros. We believe the suit is without merit and intend to defend against the alleged claims vigorously.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class. Consequently, pursuant to SFAS No. 5, no accruals have been made for these matters.  While MediCor and its subsidiaries are desirous to honor their respective obligations under our product replacement programs, the purported class action case above includes two distinctly different types of claims. The first of these arise from products sold by PIP/USA, Inc., with whom neither MediCor nor any of its affiliates are affiliated. This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America’s entry into the U.S. market, which occurred in late 1999. Because PIP.America did not sell these products, PIP.America similarly did not warrant these products. The next claims arise from products sold by PIP.America and associated to the product replacement program administered by PIP.America. With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves. Other than a limited, $500 portion of certain of its own product replacement claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from all claims, including those asserted above.

PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity. As a result, we believe the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position.

MediCor and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex proceedings can be very difficult to predict. Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. We presently believe we or our subsidiaries have meritorious defenses in all lawsuits in which we or our subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on our business, results of operations or financial position.

The Company leases office, manufacturing and warehouse facilities under various terms expiring from 2007 to 2008.  Lease expenses amounted to $23,790 and 92,242 for the three months ended December 31, 2004 and 2003, respectively.  There was a one-time adjustment of $53,212 for capital lease payments that were expensed during the quarter ending September 30, 2004. For the six months ended December 31, 2004 lease expenses were $272,107 compared to $188,048 for the six months ending December 31, 2003.  Future minimum lease payments are approximated as follows:

Year ended December 31,	Amount

2005	233,228
2006	242,317
2007	251,776
2008	37,088

Note W — Acquisitions

On July 5, 2004, the Company acquired all of the capital stock of Eurosilicone, a privately-held medical device manufacturer based in Apt, France.  The primary reasons for acquiring Eurosilicone include its historical sales, cash flow and market share of the breast implant industry, its manufacturing facilities and its product line.  Due to the relatively low book value of its current and fixed assets, as compared to the purchase price, this resulted in a significant amount of goodwill.  There was no allocation of this amount to intangible assets, because no patents were acquired and the other relevant assets (e.g. customer-related, marketing-related, contracts) were insignificant and immaterial. The financing for the acquisition was provided primarily by additional loans from International Integrated Industries, LLC, an affiliate of the Company’s chairman.  The Company may also be obligated to make additional performance payments based on revenue targets over the next three years.

The financial statements reflect various purchase price allocations.  In accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the total purchase price was allocated to the tangible and intangible assets of Eurosilicone based upon their estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The purchase accounting adjustments made are based upon currently available information.  Accordingly, the actual adjustments recorded in connection with the final purchase price allocation may be updated according SFAS No. 141, and any such changes may be material.

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition and updated as of December 31, 2004:

	Book Value of Assets Acquired / Liabilities Assumed	Purchase Price Adjustments		Preliminary Fair Value
Cash and cash equivalents	$1,929,698	$—		$1,929,698
Accounts receivable	5,625,350	(672,563)	(a)	4,952,787
Inventory	2,654,043	639,936	(c)	3,293,979
Other current assets	96,909	—		96,909

Total current assets	10,306,000	(32,627)		10,273,373

Property, plant and equipment	2,367,354	—		2,367,354
Leased property under capital leases	2,532,208	—		2,532,208
Goodwill	—	32,426,870	(d)	32,426,870
Other long term assets	481,981	—		481,981
Total assets	$15,687,543	$32,394,243		$48,081,786

Accounts payable	2,774,978	—		2,774,978
Notes Payable	367,742	—		367,742
Obligations under capital leases	554,217	—		554,217
Other current liabilities	1,607,362	204,480	(c)	1,811,842
Long term notes payable	745,304	—		745,304
Long term obligations under capital leases	1,977,991	—		1,977,991
Long term accrued liabilities	—	517,356	(c)	517,356
Shareholders’ equity	7,659,949	(7,659,949)	(b)	—
39,332,356		39,332,356	(e)	39,332,356
Total Liabilities and Shareholders’ equity	$15,687,543	$32,394,243		$48,081,786

In accordance with SFAS No. 142, goodwill will not be amortized and will be tested for impairment at least annually.  The amounts contained in the purchase price allocation may change as additional information becomes available regarding the assets and liabilities acquired.  The purchase price allocations are expected to be finalized before the year ended June 30, 2005.  Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill.

The following adjustments have been reflected in the balance sheet.

(a)          To record an additional allowance for doubtful accounts as of the acquisition and to record a reserve against a short-term non-liquid deposit.

(b)         To eliminate historical shareholders’ equity of Eurosilicone.

(c)          Reflects several one-time adjustments as of the acquisition date, relating to inventory previously not recognized of $639,936; legal settlement with a commercial agent for $517,536; and an accrual for employee and product litigation of $204,480.

(d)         To reflect goodwill.

(e)          To record the purchase price of Eurosilicone.

The following unaudited pro-forma financial information reflects the condensed consolidated results of operations of the Company as if the acquisition had taken place on July 1, 2003.  The pro-forma financial information is not necessarily indicative of the results of operations had the transaction been effected on July 1, 2003.

	For the Six Months Ended December 31,
	2004	2003
Net sales	$12,288,313	$9,654,415
Net income / (loss)	(8,517,741)	(2,802,888)
Diluted (loss) earnings per common share	(0.47)	(0.16)

On August 27, 2004, the Company completed the acquisition of privately-held Dermatological Medical Products and Specialties, S.A. de C.V., a distributor of aesthetic, plastic and reconstructive surgery devices in Mexico.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis or Plan of Operation,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of acquisition or marketing plans; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing.  Factors that may cause such differences include, but are not limited to: increased competition; changes in product demand; changes in market acceptance; new product development; United States Food and Drug Administration (“FDA”) approval, or denial or rescission of approval; delay or rejection of new or existing products; changes in agreements with governmental agencies; changes in government regulation; supply of raw materials; changes in reimbursement practices; adverse results of litigation; the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission, including those contained in “Factors that May Affect Future Results” set forth below in “Management’s Discussion and Analysis or Plan of Operation.”  The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

OVERVIEW

MediCor Ltd. is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets.  Current products include breast and other implants and scar management products.  Our products are sold primarily in foreign (non-U.S.) countries and foreign sales are currently about 95% of total sales, with the largest country accounting for about 13% of sales.  We sell our products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

Company History and Business Strategy

MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former chairman and chief executive officer of Inamed Corporation, McGhan Medical and McGhan Limited.  MediCor’s objective is to be a leading supplier of selected international medical devices and technologies.  To achieve this strategy, we intend to build upon and expand our business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets.  We intend to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights.  We believe that the acquisition of Eurosilicone will have a material, positive impact on our historical sales and cash flow.  As detailed in the historical results, Eurosilicone recorded sales for the year ended December 31, 2003 and December 31, 2002 of €15,825,206 and €13,902,855, respectively.

Products

Currently, MediCor has two main product lines:

•                    breast and other implants for aesthetic, plastic and reconstructive surgery; and

•                    scar management products.

Breast and other implant products

MediCor’s primary product line is breast implants.  We have a strategy of establishing or acquiring manufacturing and distribution capabilities for this product line.  Historically, we acted as a distributor in the United States for breast implant products manufactured by a third-party manufacturer.  In May 2004, we agreed to purchase and in July 2004 we closed on the acquisition of Eurosilicone SAS (“Eurosilicone”).  Based on our evaluation of available industry data, Eurosilicone is the third largest breast implant manufacturer in the world. Sales in foreign countries (non-U.S.) are currently about 95% of total sales with the largest country accounting for about 13% of sales.   Eurosilicone also manufactures a broad line of other implant products.  The financing for the Eurosilicone acquisition was primarily provided through additional loans from International Integrated Industries, LLC, an affiliate of MediCor’s chairman, as more fully described in the financial statements and notes.

Prior to May 2000, through our III Acquisition Corp. subsidiary, which does business under the trade name PIP.America, we distributed in the United States pre-filled saline breast implants manufactured by Poly Implants Protheses, S.A. (“PIP”), on both a direct and a consigned inventory basis.  As of May 2000, the United States Food and Drug Administration (“FDA”) notified PIP.America and PIP that further direct sales to customers by PIP.America would be suspended until the FDA reviewed and approved the clinical study being conducted by PIP.  Pursuant to a voluntary withdrawal from the market, sales of PIP.America products ceased in November 2002 pending final pre-market approval (“PMA”) clearance.  PIP.America and MediCor are currently conducting the clinical study and it is in a monitoring phase.  The likelihood and timing of obtaining FDA approval are uncertain as is the timing of commercialization in the U.S.

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 2004 equaled $6,145,254, an increase of $5,838,712 as compared to the prior year quarter.  For the six months ended December 31, 2004 sales were $12,288,313 an increase of $11,645,432 versus the same period a year ago.  The sales of our subsidiary Eurosilicone, acquired on July 5, 2004, drove the increase in sales versus the prior year periods.  On a pro forma basis, sales for the three months ended December 31, 2004, increased by about $1.2 million or 25%.  Excluding the estimated impact of foreign exchange rates, this growth was approximately 20%.  On a pro forma basis, sales for the six months ended December 31, 2004, increased by about $2.6 million or approximately 27% versus the prior year quarter.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended December 31, 2004 were approximately 52% compared to approximately 21% during the same period in 2003. For the six months ended December 31, 2004 cost of sales as a percentage of net sales was approximately 52%.  During the same period in 2003 cost of sales as a percentage of net sales were approximately 18% which excludes an adjustment for consigned inventory that was returned of $24,150.  The majority of the costs associated with the production of our product are recurring.  The overall increase in cost of sales and gross profit for the three and six-month periods were driven by the acquisition of Eurosilicone, specifically due to higher labor and raw material costs.  Normally, we expect that cost of sales will remain relatively constant on a percentage basis of approximately 45% to 50%.

Selling, General and Administrative

Selling, general and administrative expenses increased to $5,385,844 for the three months ended December 31, 2004, as compared to $1,679,117 during the same period in 2003.  The largest increase was driven by bad debt reserve of $1,325,271.  After reviewing our note with Poly Implants Protheses S.A., we concluded that their financial condition warranted a reserve, although we continue to seek payment.  In addition, the three-month increase can be attributed to: an increase in payroll and payroll related expenses of $1,302,573; accounting fees of $247,054; and consulting expense of $122,668.  Of all SG&A expenses, about half were recurring charges.

For the six months ended December 31, 2004, SG&A expenses increased to $9,239,641 as compared to $2,866,962 for the same period a year ago, primarily as the result of the labor, general administrative and legal costs from the acquisition of Eurosilicone.  The increase can be attributed to an additional reserve for the Poly Implants Protheses S.A. note of $1,839,697.  In addition, there were increases in payroll and payroll related items of $1,728,695; commission expense of $422,787; travel related expense of $341,724; accounting fees of $304,988;depreciation and amortization expense of $255,176; and costs related to acquisitions of  $225,000.  Of all SG&A expenses, about 60% were recurring items.  The reason for the level of SG&A expenses relative to revenue are due to normal start up period costs and costs associated with establishing and maintaining a fixed infrastructure.  As our business and sales increase, we anticipate that recurring SG&A expenses will increase in absolute dollars, but decrease as a percentage of sales.

Research and Development

Research and development in the recent quarter ending December 31, 2004 was $567,475 as compared to $424,826 for the same period in 2003. The increase is attributed to non-recurring expenses of $46,477 for the process of obtaining required government approvals of saline breast implants pursuant to the distribution agreement with Poly Implants Protheses S.A. and $96,172 for other expenses relating to the development of product lines.

For the six months ended December 31, 2004 research and development was $1,201,189 as compared to 433,951 for the same period in the prior year.  The increase was driven by non-recurring expenses of $925,000 associated with the asset purchase agreement with the prior U.S. distributor for Biosil products, $86,587 towards obtaining required government approvals for saline breast implant products pursuant to the distribution agreement with Poly Implants Protheses S.A and $189,602 for other expenses relating to the development of product lines.  We expect that research and development expenses will decrease once we receive required government approvals, but will increase as we bring new products to market or existing products to new markets.

Interest Expense

Interest expense increased to $1,260,044 for the three months ended December 31, 2004, compared to $256,791 in same period in the prior year.  Interest expense increased to $2,529,483 for the six months ended December 31, 2004, as compared to $485,370 for the six months ended December 31, 2003.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to a significant increase in the average principal note payable to related party balances incurred as a result of the Eurosilicone acquisition.

Other Expense

Other expense increased to $122,757 for the three months ended and $191,269 for the six months ended December 31, 2004, compared to no expense in the same periods a year ago.  For the three and six-months ended December 31, 2004 other expenses consisted of $120,792 and $127,353 respectively, due to a loss on the exchange rate from Euros to United States dollars.

Net Loss

Net loss for the three months ended December 31, 2004 increased to $4,687,723 from $2,118,836 for the comparable period in the previous year.  Net loss increased from $3,263,684 reported in the six months ended December 31, 2003 period to $8,517,741 for the six months ended December 31, 2004.  The increase was due to higher selling costs, general and administrative expenses, research and development and interest expense.  Basic and diluted loss per share was ($0.26) for the three month period compared to ($0.12) for the comparable period last year.  Basic and diluted loss per share was ($0.47) for the six-month period compared to ($0.19) for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow utilized in operations during the six months ended December 31, 2004 was ($8,004,487) as impacted by selling, general and administrative continued startup costs, research and development and interest expense.  On July 5, 2004, we completed the acquisition of Eurosilicone which had a net affect on our investing activities of ($8,800,727).  To complete the acquisition we borrowed an additional $11,000,000 from LLC.  In connection with indebtedness to LLC, we entered into a credit facility with BNP Paribas.  Under that facility we initially drew approximately $9,014,680 of which $5,000,000 was repaid to LLC.  The balance of available credit under the BNP Paribas facility is tied to performance payments we may have to make to the sellers under the Eurosilicone acquisition agreement.

Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future.  Currently, we have only limited product sales in the United States and will not be in a position to materially increase United States sales until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by us.  We are currently funding activities for two pre-market approval applications which are operating expenses.  Under our asset purchase agreement relating to one of those product lines, we have an obligation to make additional cash payments on closing of that transaction (which only occurs following FDA approval of the application). Thus, we have no obligation to close this transaction or make this payment unless the product is cleared for marketing in the United States.  We expect we will be able to make that payment from available cash or from the proceeds of affiliate debt, provided by such date we have not concluded a third-party financing.

We have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalents and cash generated from operations, including the operations of Eurosilicone, will be insufficient to meet our anticipated cash needs for the next 12 months.  To satisfy our liquidity requirements, we will need to raise additional funds.  To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan on being able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through January 1, 2006.  The same entity has provided to us over $59 million in funding through December 31, 2004.  This historic funding has been a combination of equity and debt.  The outstanding debt is a revolving credit facility with interest accruing at 10% per annum.  We have no set payment terms, though we try to remain current on payments of interest so as not to incur compound interest.  It is payable on demand.  As a result, it can be called at any time, and for any reason.  From time to time in connection with our other fund-raising activities, International Integrated has converted some of the debt to equity along side third-party investors.  There is no obligation or understanding that any such conversions will occur.  We are presently seeking to refinance some or all of the International Integrated indebtedness from a combination of third-party indebtedness, equity and possible conversions of debt to equity.  We may or may not be successful.  In the interim, any future funding from International Integrated may take the form of debt or equity or a combination thereof.

We expect our funding needs to be primarily to continue to fund any operating losses.  In addition, to the extent we want to pursue additional acquisitions, we expect that we will need additional financing.  We do not presently have any commitments for such financing.  That financing may also not be available when we need it, on terms acceptable to us or at all.  Unavailability of this financing will adversely affect our ability to effect acquisitions.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, and other written and oral statements made from time to time by us, do not relate solely to historical facts.  These statements are considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,”

“intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words and expressions, identify forward looking statements.  These forward-looking statements involve important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by us or on our behalf.  We caution you that forward-looking statements are only predictions and that actual events or results may differ materially.  In evaluating these statements, you should specifically consider the factors described below that could cause actual events or results to differ materially. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

If we are unable to maintain or establish satisfactory agreements with third-party manufactures to distribute saline filled breast implants in the United States, we may not be able to distribute those products in the United States.

We currently are dependant on establishing or maintaining rights to distribute in the United States breast implant products manufactured by third-parties.  We are currently seeking to renegotiate the terms of one such agreement.  We may not be able to establish or maintain these rights on acceptable terms or at all.  If we fail to establish or maintain these rights, we may not be able to sell breast implant products in the United States for a number of years, if at all.

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

•       difficulties in recognizing technical or laboratory data and clinical data;

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

The medical device industry is highly competitive and is subject to significant and rapid technological change and market shifts.  We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, will be crucial to our success.  We are continually engaged in product development and improvement programs to establish and improve our competitive position.  We cannot, however, guarantee that we will be successful in enhancing our existing products or products we have in development or clinical trials.  Nor can we guarantee that we will be successful in developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.  Once developed, we must also timely obtain regulatory approval for our products, the failure of which may cause our products to be obsolete once regulatory approval is granted.  Two of our competitors are in the advanced stage of obtaining regulatory approval for their silicone filled breast implants, while we have not started the regulatory process for such products in the United States.  This could put us at a significant market disadvantage in the United States market.  The lack of United States regulatory approval for our products, in the face of our competitors’ approvals, may also adversely affect us in non-United States markets.

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

To accomplish our plans to conduct our current operations, to expand our current product lines and markets and to purchase new companies, products and intellectual property, we need substantial additional capital, which we may not be able to obtain.  We currently have significant debt that must be serviced.  While we have to date been funded in substantial part from financing from an affiliate of our chairman, we do not anticipate this funding source will provide sufficient capital to finance our intended growth strategy, and we expect that we will need significant external financing to accomplish our goals.  Our primary lender is an affiliate of our chairman and may also seek payment of its debt on an accelerated basis, which we would be unlikely to be able to do. We have in the past and will likely in the future negotiate with potential equity and debt providers to obtain additional financing, but this additional financing may not be available on terms that are acceptable to us, or at all.  If adequate funds are not available, or are not available on acceptable terms, our ability to operate our business or implement our expansion and growth plans will be significantly impaired.  In addition, the financial terms of any such financing, if obtainable, may be dilutive to existing stockholders.

We rely on our chairman for continued capital funding, management direction and strategic planning and we do not presently have any alternative funding or a management transition plan in place.

We rely on our chairman, Donald K. McGhan, for our continued capital funding, management direction and strategic planning.  Mr. McGhan’s is our principal lender, principal stockholder, chairman of our board of directors and a member of our four-person executive committee.  Consequently, Mr. McGhan has substantial influence over significant corporate transactions, including acquisitions that we may pursue.  Although we have no written charter, our executive committee generally functions on the basis of consensus, though Mr. McGhan’s multiple roles and significant financial and stockholder stake are typically considered.  To date, we have not had any event where Mr. McGhan has sought to or exercised any type of unilateral control over us, though there can be no assurance that this will not happen in the future.  In addition, Mr. McGhan’s unique position in the industry as founding or establishing the plastic surgery business of the two principal competitors, Mentor and Inamed, presents a unique strength, but the loss of Mr. McGhan’s services or financial support to our company could materially and adversely affect our operations.  We do not presently have a written or other well-established management or financing transition plan in the event we were to lose the services or financial support of Mr. McGhan.

Because we have only a limited operating history and our business strategy calls for significant growth through new products and acquisitions, there is significant uncertainty about our business and prospects.

MediCor and its subsidiaries have only been operating since 1999.  Although our Biodermis operation has been in existence for a longer period of time, it has only operated under MediCor’s management since its acquisition in 2001.  Significantly, during much of our history we have also been prevented from selling our primary existing product, breast implants, in the U.S. market due to the FDA’s 2000 call for a pre-market approval for those products.   As a result, all of our revenues prior to the Eurosilicone acquisition were derived from our scar management products.  Revenue generated by our Biodermis subsidiary has not been significant, and we do not expect more than modest internal growth in that segment As a result, our existing business platform is not necessarily indicative of our future business or prospects.

MediCor and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in rapidly evolving markets such as the medical device market.

Risks for our business include the uncertainties associated with developing and implementing our business strategy as described in “Company History and Business Strategy” as we grow and the management of both internal and acquisition-based growth.  This is particularly acute during the rapid growth phase of a business, such as we are currently experiencing and in a rapidly changing market such as the market for medical devices.  To address these risks, we must continue to develop the strength and quality of our operations, maximize the value delivered to customers, respond to competitive developments and continue to attract, retain and motivate qualified employees.  We may not be successful in addressing these challenges.

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

Delays in or rejection of FDA or other government entity approval of new products would adversely affect our business.  Delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between pre-clinical or early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the U.S. and abroad.  In the U.S., there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses.  Internationally, there is a risk that we or our suppliers or collaborative partners may not be successful in meeting the quality standards or other certification requirements.  Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we or our suppliers or collaborative partners may not receive FDA approval to market our current or future products for broader or different applications or to market updated products that represent extensions of our, our suppliers’ or collaborative partners’ basic technology.  In addition, we or our suppliers or collaborative partners may not receive export or import approval for products in the future, and countries to which products are to be exported may not approve them for import.

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

Lawsuits have been filed naming us or one of our subsidiaries, the French manufacturer from which we purchase breast implant products, and the U.S. distributor of those same products who preceded our subsidiary in the U.S. market.  In these suits the plaintiffs have sought or currently seek, among other things, class action status for claims, including claims for breach of warranty.  The claims arise from products distributed both before and after our subsidiary that distributed the products came into existence.  Although certain of the claims arise from products distributed by the other distributor prior to our subsidiary coming into existence, we have still been named as a defendant.  While we have reserved an amount equal to the outstanding product replacement claims for claims arising from products our subsidiary did distribute, the plaintiffs are seeking to hold us responsible for more damages.  There can be no assurance we can terminate the litigation as to our subsidiary for reserved amounts.  Although our subsidiary is indemnified by three separate entities, including Poly Implants Protheses, S.A., the French manufacturer, PIP/USA, Inc. the previous distributor, and Mr. Jean Claude Mas, personally, there can be no assurance this indemnity will protect us, as there is no guarantee the French manufacturer, the previous distributor, or Mr. Mas will, or is able to, honor the indemnification they have provided.

If we are unsuccessful in defending against the claims involved in these suits, or if class action status is achieved, and the indemnification were to prove non-reliable, we could be responsible for significant damages above the reserves and available assets needed to satisfy such a judgment.

Our Eurosilicone operation does not carry product liability or similar insurance and may expose us to additional risk.

Our French Eurosilicone subsidiary has not in the past and does not presently have a formal or informal product replacement or any similar program.  It also does not have a history of product-related litigation.  We believe this is in part due to not selling products in the United States, which historically has been much more litigious than the rest of the world.  Eurosilicone also has in the past relied on third-party distributors in countries where sales occur to support those products.  If Eurosilicone were to institute a product replacement program outside the United States or if the litigation experience outside the United States were to change significantly, our Eurosilicone subsidiary would be exposed to additional potential liability.  Although we have policies of carefully observing corporate formalities and otherwise seeking to preserve the protection of the corporate form, there can be no assurance that some or all of these potential liabilities will not expose us or our other subsidiaries to potential liabilities as well.

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

Because our strategy is based on successfully making acquisitions and otherwise diversifying, or expanding our product offerings, we are exposed to numerous risks associated with acquisitions, diversification and rapid growth.

Our present growth strategy is based in significant part on the acquisition of other companies, products and technologies that meet our criteria for strategic fit, geographic presence, revenues, profitability, growth potential and operating strategy.  The successful implementation of this strategy depends on our ability to identify suitable acquisition candidates finance acquisitions, acquire companies and assets on acceptable terms and integrate their operations successfully.

We may not be able to identify suitable acquisition candidates in our desired product or geographic areas or we may not be able to acquire identified candidates on acceptable terms.  Moreover, in pursuing acquisition opportunities we will likely compete with other companies with greater financial and other resources.  Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies and assets available for acquisition.

Acquisitions also involve a number of other risks, including the risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense and increased compensation expense resulting from newly hired employees, the diversion of management attention, potential disputes with the sellers of one or more acquired entities and the possible failure to retain key acquired personnel.  Client satisfaction or performance problems with an acquired business or product line could also have a negative impact on our reputation as a whole, and any acquired entity or assets could significantly under-perform relative to our expectations.  Our ability to meet these challenges has not been established through repeated acquisitions.

We expect that, at least for the foreseeable future, we will be required to use cash consideration for acquisitions.  We likely will be required to obtain significant third-party financing to accomplish these acquisitions.  This financing may not be available on acceptable terms, if at all.  The terms of any such financing may be dilutive to existing stockholders.

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

We currently rely on a single supplier for silicone raw materials used in many of our products.  We only have an oral agreement with this supplier to transfer the necessary formulations to us in the event that it cannot meet our requirements.  We cannot guarantee that this agreement will be enforceable or that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner.   We will also depend on a sole or limited number of third-party manufacturers for silicone breast implants to be distributed by us in the North America market.

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

•       managing foreign branch offices; and

•       foreign currency translations.

If these risks actually materialize, our sales to international customers, as well as those domestic customers who use products manufactured abroad, may decrease or our supplier or manufacturing costs may materially increase.

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

The terms of our outstanding preferred stock or future preferred stock may negatively affect the value of the common stock.

We have the authority to issue an aggregate of 20,000,000 shares of preferred stock which may be issued by our board of directors with such preferences, limitations and relative rights as our board may determine without a vote of our stockholders.  Presently we have authorized 45,000 shares of preferred stock in one series, Series A 8.0% Convertible Preferred Stock, or our series A preferred stock, 10,353 of which are currently outstanding.  Our series A preferred stock has, and other classes of our preferred stock we may issue in the future will have, priority over our common stock in the event of liquidation or dissolution.  In the event of our liquidation or dissolution, our then-outstanding preferred stock (including series A preferred stock) will have priority of payment over all shares of our common stock.  Preferred stock also generally has priority on payment of dividends over common stock.  Our series A preferred stock has this priority, meaning that no dividends may be paid on our common stock unless all accrued dividends on our series A preferred stock have been paid.  Each holder of convertible preferred stock (such as the series A preferred stock) may also generally, at the holder’s option, convert the preferred stock into common stock at any time.  We cannot predict whether, or to what extent, holders of convertible preferred stock will convert to common stock.  Preferred stock may also provide that the holders thereof may participate with the holders of common stock on dividends or liquidation.  This may have the effect of substantially diluting the interest of the common stock holders.  Our series A preferred stock is not a participating preferred stock, though it is convertible into our common stock.

Our series A preferred stock is presently convertible into shares of our common stock at a price of $3.85 per share of common stock based on the initial $1,000 liquidation preference per share of series A preferred stock.  Our series A preferred stock also vote on an as-converted basis, have the right to elect two of our seven authorized directors and have special voting rights on specified significant transactions or events.  The certificate of designation for the series A preferred stock includes a provision that if certain EBITDA or common stock value targets are not met by June 30, 2008, then the liquidation preference of our series A preferred stock will be increased pursuant to the formula, capped at 83% of the original liquidation preference of the originally issued series A preferred stock.

The perceived risk of dilution or any actual dilution occasioned by the conversion of our series A preferred stock, any other future series of preferred stock and/or issuance of awards under the 1999 stock compensation program may discourage persons from investing in our common stock or cause our stockholders to sell their shares, which would contribute to the downward movement in stock price of our common stock.  New investors could also require that their investment be on terms at least as favorable as the terms of our series A preferred stock (or another series of preferred stock) due to the potential negative effect of the dilution on a potential investment.  In addition, downward pressure on the trading price of our common stock could encourage investors to engage in short sales, which would further contribute to downward pressure on the price of our common stock.

The rights, preferences, powers and limitations of our series A preferred stock, as well as those of any future series of preferred stock as may be established, may have the effect of delaying, deterring or preventing a change of control of our company.

ITEM 3.  CONTROLS AND PROCEDURES

As of the quarter ended December 31, 2004, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  As of the end of our fiscal year ended June 30, 2004, management adopted formal disclosure controls and procedures which were employed in the preparation of this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving these objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of established processes.  Management will review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll Farren-Martin and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  The Kwartin family members’ claims are primarily premised on allegations that plaintiffs are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement.  Plaintiffs allege that, as a result, they have certain derivative or other rights to an alleged distribution agreement between Poly Implants Prostheses, S.A. (“PIP-France”) and PIP/USA.  Plaintiffs claim, among other things, that III Acquisition Corporation (“PIP.America”) and its chairman tortiously interfered with that agreement and with plaintiffs’ other alleged rights as lenders, investors, shareholders, quasi-shareholders or employees of PIP/USA or other entities. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP-France and invalidate PIP.America’s distributor relationship with PIP-France. It is PIP.America’s position that the Kwartin litigations are within the scope of the indemnification agreements.

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

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed. The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim. Plaintiffs requested and received a second two-month extension to tender written discovery to our witnesses before filing a response to the motion to dismiss. Depositions of Medicor personnel will be taken in late January, plaintiffs will respond to the motion to dismiss by roughly March 1, 2005, and a ruling on the motion should come by mid-April of 2005. PIP.America has tendered this consolidated case to Poly Implant Prostheses, S.A. (PIP-France) for defense and indemnity, and in late November 2004, PIP-France agreed to accept that tender

On December 23, 2004, Europlex, a Mexican company, purported to file a lawsuit against Eurosilicone SAS, one of our French subsidiaries, in the Avignon Commercial Court in France, alleging that Eurosilicone implicitly terminated a distribution agreement between the parties by failing to deliver products ordered by Europlex pursuant to the agreement, among other minor allegations. As a result of these allegations, Europlex claims damages in amount of approximately 4,000,000 Euros. We believe the suit is without merit and intend to defend against the alleged claims vigorously.

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

 MediCor and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex proceedings can be very difficult to predict. Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. We presently believe we or our subsidiaries have meritorious defenses in all lawsuits in which we or our subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on our business, results of operations or financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2004, we issued 434 shares of Series A 8.0% Convertible Preferred Stock, 402 of which were sold to four accredited investors and 32 of which were issued to an employee in lieu of cash compensation.  The offer and sale of the options, the preferred stock and the underlying shares of common stock were exempt from registration pursuant to section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2004, the Company held its annual stockholders’ meeting (the “Meeting”), whereby the stockholders (i) elected two (2) directors each of whose term of office as a director continued after the Meeting;

(ii) amended the Company’s Amended and Restated 1999 Stock Compensation Program increasing the share reserve by 3,000,000 shares; and  (iii) ratified the selection of Greenberg & Company CPAs LLC as the Company’s independent auditors for the fiscal year ending June 30, 2005  The vote on such matters was as follows:

1. ELECTION OF DIRECTORS

	Total Vote for each nominee	Total Vote withheld from each nominee
Mark E. Brown	13,928,825	70,107
Donald K. McGhan	13,924,636	76,321

2. AMENDMENT TO THE MEDICOR LTD. AMENDED AND RESTATED

 1999 STOCK COMPENSATION PROGRAM

For	13,822,933
Against	137,635
Abstentions and broker non-votes	40,389

3. RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

For	13,912,029
Against	69,967
Abstentions and broker non-votes	18,961

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index at Page 41.

(b)  Current Reports on Form 8-K

On October 28, 2004, MediCor filed a Current Report on Form 8-K relating to the appointments of Thomas Y. Hartley and Samuel Clay Rogers as independent members to our Board of Directors.

On November 16, 2004, MediCor filed a Current Report on Form 8-K relating to the press release announcing the Company’s earnings for the first fiscal quarter ending September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD.
(Registrant)

Date:	February 11, 2005	By:	/s/ Theodore R. Maloney
Theodore R. Maloney Chief Executive Officer

Date:	February 11, 2005	By:	/s/ Thomas R. Moyes
Thomas R. Moyes Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350