Form 10QSB
period 2005-03-31
MEDICOR LTD
filed 2005-05-16
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-50442

MEDICOR LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	14-1871462
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4560 S. Decatur Blvd., Suite 300 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

(702) 932-4560

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

On May 10, 2005, there were 18,738,446 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

MEDICOR LTD.

INDEX

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet – March 31, 2005

Consolidated Statements of Operations – Three Months Ended March 31, 2005 and 2004

Consolidated Statements of Operations – Nine Months Ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows – Nine Months Ended March 31, 2005 and 2004

Notes to Consolidated Financial Statements – March 31, 2005

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MediCor, Ltd.

Consolidated Balance Sheet

March 31, 2005

(Unaudited)

Assets

Current assets:

Cash	$1,954,719
Receivables, less allowance for doubtful accounts of $1,297,133	6,075,848
Notes receivable, less allowance for doubtful accounts of $2,358,325	—
Inventories	3,867,623
Prepaid expenses and other current assets	55,683

Total current assets	11,953,873
Property, plant and equipment, net	2,813,017
Leased property under capital leases, net	2,610,383
Goodwill and other intangibles, net	40,648,679
Deposits	100,163
Other assets	655,705

Total assets	$58,781,820

Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable	$1,946,256
Note payable to related party	46,770,649
Accounts payable	6,178,807
Obligations under capital leases	189,050
Accrued expenses and other current liabilities	3,373,523
Payroll taxes payable	733,590
Interest payable to related party	2,401,315

Total current liabilities	61,593,190

Long-term convertible debentures	400,000
Long-term notes payable	11,899,110
Long-term obligations under capital leases	2,195,045
Long-term accrued liabilities	1,856,773

Total liabilities	77,944,118

Commitments and contingencies (Note V)

Preferred shares subject to mandatory redemption requirements	11,289,029

Stockholders’ equity (deficit)

Common shares, $.001 par value, 100,000,000 shares authorized, 18,166,354 shares issued, 18,146,056 shares outstanding and 20,298 shares retired	18,112

Additional paid in capital - common stock	17,807,900
Deferred compensation	(53,000)
Accumulated (deficit)	(48,035,552)
Accumulated other comprehensive income (loss)	(188,787)

Stockholders’ equity (deficit)	(30,451,327)

Total liabilities and stockholders’ equity	$58,781,820

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Income and Comprehensive Income

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Net sales	$7,130,409	$363,741
Cost of sales	4,838,448	117,815
Return of consigned inventory previously written down	—	(32,025)

Gross profit	2,291,961	277,951

Operating Expenses:
Selling, general and administrative expenses	4,371,063	2,264,520
Research and development	680,895	946,626

Operating income / (loss)	(2,759,997)	(2,933,195)

Net interest expense / (income)	1,152,087	312,585

Income / (loss) before income taxes	(3,912,084)	(3,245,780)
Income tax expense (benefit)	—	—

Net income / (loss)	(3,912,084)	(3,245,780)
Preferred dividends deemed	—
Preferred dividends in arrears Series A Preferred 8%	215,749	—

Net loss attributable to common stockholders	(4,127,833)	(3,245,780)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	7,469	—

Comprehensive income / (loss)	$(4,120,364)	$(3,245,780)

Earnings per share data:
Weighted average shares, basic and diluted	18,146,056	17,604,113
Basic and diluted
Net loss per share	$(0.23)	$(0.18)

MediCor, Ltd.

Consolidated Statements of Income and Comprehensive Income

Nine Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
Net sales	$19,418,722	$1,006,622
Cost of sales	11,572,713	260,510
Return of consigned inventory previously written down	(350)	(56,175)

Gross profit	7,846,359	802,287

Operating Expenses:
Selling, general and administrative expenses	13,544,476	5,131,484
Research and development	1,882,084	1,380,577

Operating income / (loss)	(7,580,201)	(5,709,774)

Net interest expense / (income)	3,681,570	797,953

Income / (loss) before income taxes	(11,261,771)	(6,507,727)
Income tax expense (benefit)	282,316	1,737

Net income / (loss)	(11,544,087)	(6,509,464)
Preferred dividends deemed	260,172
Preferred dividends in arrears Series A Preferred 8%	645,059	—

Net loss attributable to common stockholders	(12,449,318)	(6,509,464)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(188,787)	—

Comprehensive income / (loss)	$(12,638,105)	$(6,509,464)

Earnings per share data:
Weighted average shares, basic and diluted	18,112,930	17,566,142
Basic and diluted
Net loss per share	$(0.69)	$(0.37)

MediCor, Ltd.

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,732,874)	$(6,509,464)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	835,657	367,609
Provision for doubtful accounts	3,138,008	(3,319,523)
Inventory write down	350	56,175
Non-employee stock options	144,383	22,928
Employee preferred stock	80,000	—
Directors restricted common stock	53,000	—
Changes in operating assets and liabilities
Receivables	(1,982,967)	3,320,957
Notes receivable	(2,053,897)	27,384
Inventories	(470,108)	(31,049)
Prepaid expenses and other current assets	689,804	(38,459)
Goodwill	(617,675)	—
Deposits	617,675	(600,000)
Other assets	(625,611)	(39,600)
Bank overdraft	—	(128,387)
Accounts payable	126,665	131,875
Accrued expenses and other current liabilities	394,379	(66,392)
Payroll taxes payable	236,329	10,503
Interest payable	1,893,353	358,232
Long term accrued liabilities	—	15,770
Net cash provided by (utilized) operating activities	(9,273,529)	(6,421,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(805,721)	(24,583)
Payments for purchase of Laboratoires Eurosilicone S.A., net of cash acquired	(12,760,150)	—
Payments for purchase of Deramedics, net of cash aquired	(75,000)	—
Net cash provided by (utilized) investing activites	(13,640,871)	(24,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation	(226,289)	—
Proceeds from issuance of convertible debentures	—	1,350,000
Proceeds from issuance of short term debt	19,491,043	5,125,600
Proceeds from issuance of long term debt	10,786,063
Payments on convertible debentures	(200,000)
Receipts on short term debt	—	102,230
Payments on short term debt	(6,160,251)	(140,251)
Issuance of preferred stock	1,172,271	—
Issuance of common stock	29,977	11,489
Purchase of treasury stock	—	(39,999)
Net cash provided by (utilized) financing activities	24,892,814	6,409,069

EFFECT ON EXCHANGE RATE CHANGES ON CASH	(188,787)	—

Net increase in cash	1,789,627	(36,955)
Cash at beginning of period	165,092	50,631
CASH AT END OF PERIOD	$1,954,719	$13,676

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Conversion of short-term debt to preferred stock	$250,000	$—
Conversion of short-term debt to common stock	$75,000
Issuance of preferred stock to employees/consultants	$80,000	$—
Issuance of common stock to directors	$53,000

The Company purchased all of the capital stock of Laboratories Euorsilcone S.A.S. for $43,297,915. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$15,870,718
Goodwill	$36,392,429
Cash paid for capital stock	$(43,297,915)
Liabilities assumed	$(8,965,232)

Included in the fair value of assets acquired and liabilities assumed is $2,532,081 for capital lease obligations.

The Company purchased all of the capital stock of Dermatological Medical Products and Specialites, S.A. de C.V. for $75,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$75,000
Cash paid for capital stock	$(75,000)
Liabilities assumed	$—

A capital lease obligation of $262,496 was incurred when the Company entered into a lease for new vehicles.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$1,948,429	$390,701
Taxes	$—	$1,737

See accompanying notes to unaudited consolidated financial statements

MEDICOR LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note A - Description of Business

 MediCor Ltd. (the “Company” or “MediCor”) is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets.  Current products include breast implant products and scar management products.  The Company’s breast implant products are currently sold in approximately 85 countries, but are not sold in the United States or Canada.  Our products are sold primarily in foreign (non-U.S.) countries and foreign sales are currently about 95% of total sales, with Brazil accounting for about 15% of sales.  Revenue from scar management products accounts for less than 7% of total sales.  The Company sells its products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.  MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former chairman and chief executive officer of Inamed Corporation, McGhan Medical and McGhan Limited.  MediCor’s objective is to be a leading supplier of selected international medical devices and technologies.  To achieve this strategy, MediCor intends to build upon and expand its business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets.  MediCor intends to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts, valuation of long-lived assets and goodwill, income taxes, litigation and warranties.  The Company bases its estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events.  The policies discussed below are considered by management to be critical to an understanding of the Company’s financial statements.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from those estimates.

Revenue Recognition

The Company recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”).  These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.  The Company recognizes revenue upon delivery of product to third-party distributors and customers and does not allow for bill-and-hold sales.  Due to the widespread holding of consignment inventory in the Company’s industry, the Company also recognizes revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors’ offices.  The Company does not offer price protection to its third-party distributors and customers and accept product returns only if the product is defective.  Appropriate reserves are established for anticipated returns and allowances are based on product return history.  The Company believes its estimate for anticipated returns is a “critical accounting estimate” because it requires the Company to estimate returns and, if actual returns vary, it could have a material impact on reported sales and results of operations.  Historically the Company’s estimates of return rates have not fluctuated from the actual returns by more than 1% to 2%.

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

Accounting for Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.”  This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations.  Adoption of this statement had no material effect on the financial position or results of operations.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  The Company believes the estimate of its valuation of long-lived assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation, it could have a material impact on the Company’s results of operations.  With the exception of the third-party purchase agreements which were written off in June 2004, as described in Note J to the financial statements included in our annual report on Form 10-KSB, the Company does not believe that any other changes have taken place.

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

Product Replacement Programs

III Acquisition Corp. d/b/a PIP.America (“PIP.America”), a subsidiary of the Company in the U.S., provides a product replacement program to surgeons for deflations of breast implant products for a period of ten (10) years from the date of implantation.  For each deflation, the surgeon receives financial assistance plus a free implant replacement.  Management estimated the amount of potential future product replacement claims based on statistical analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is reserved.  Changes to actual claims, interest rates or other estimations could have a material impact on the statistical calculation which could materially impact the Company’s reserves and results of operations.  Although these products are not currently being sold (because they are in the process of obtaining FDA approval, as more fully described below), they were sold under a distribution agreement prior to November 2000 and a reserve for product replacements is maintained for the products sold in prior years. ended Eurosilicone, a subsidiary of the Company located in France, has not to date provided a product replacement program or any similar program.  Historically, it has also solely relied on third-party distributors.  As a result, Eurosilicone does not maintain a reserve.

For the nine months ended March 31, 2005, PIP.America has paid $1,746,052 with respect to settlements under its product replacement program for products previously sold under its distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants.  Due to PIP.America’s agreement with PIP, this amount has been recorded under the revolving promissory note as described in Note G, and therefore does not impact our reserve listed below.  As of March 31, 2005 PIP.America’s product replacement program reserve consisted of:

Product Replacement Reserve

Balance at June 30, 2004	$2,057,991
Accruals for warranties issued during the period	—
Settlements incurred during the period	—

Balance at March 31, 2005	$2,057,991

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – and Amendment of FASB Statement No. 123” (“SFAS No. 148”).

	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004

Net Loss, as reported	$(12,449,318)	$(6,509,464)

Add: Total stock-based non-employee compensation expense determined under fair value based method for all awards, net of related tax effects	145,875	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(819,000)	(331,006)
Pro forma net loss	$(13,122,443)	$(6,840,470)

Loss per share:
Basic and diluted - as reported	$(0.69)	$(0.37)

Basic and diluted - pro forma	$(0.72)	$(0.39)

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

The estimated fair value of each MediCor option granted is calculated using the Black-Scholes pricing model.  The weighted average assumptions used in the model were as follows:

	2005	2004

Risk-free interest rate	3.50%	6.00-6.50%
Expected years until exercise	7 Years	3-4 Years
Expected stock volatility	50.0%	0.0%
Dividend yield	0%	0%

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

Effects of Recent Accounting Pronouncements

In December 2003, the SEC adopted SAB No. 104 which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.  The changes in SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

In March 2004, FASB approved the consensus reached on the EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF No. 03-01”).  The objective of this Issue is to provide guidance for identifying impaired investments. EITF No. 03-01 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  The accounting provisions of EITF No. 03-01 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004.  The Company has evaluated the impact of the adoption of EITF No. 03-01 and do not believe it will be significant to our results of operations or financial position.

In July 2004, FASB released draft abstract EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF No. 04-08”), for comment.  The objective of EITF No. 04-08 is to provide guidance for whether contingently convertible debt instruments should be included in diluted earnings per share calculations.  The draft abstract reflects the EITF’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share calculations regardless of whether or not the trigger price has been reached.  In its September meeting, the EITF confirmed the July conclusion, and the guidance becomes effective December 15, 2004.  The Companyt does not believe the impact of EITF No. 04-08 will be significant to its results of operations or financial position.  The Company expects to adopt the guidance in the quarter ended March 31, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This statement is applicable to fiscal years beginning after June 15, 2005.  The Company does not anticipate the adoption of SFAS 151 will have a material impact on its financial position or results from operations.

In December 2004, FASB issued Statement of Financial Accounting Standards SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period).  This standard becomes effective for the Company January 1, 2006 as the Company is currently a small business issuer.

Note C – Interim Reporting

The accompanying unaudited consolidated financial statements for the three- and nine-month periods ended March 31, 2005 and March 31, 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results for the full fiscal year.

Note D – Major Customers

During the three and nine months ended March 31, 2005, two different distributor customers accounted for 13% and 15%, respectively, of the Company’s consolidated revenue.  Revenue related to these two distributors for the three and nine months ended March 31, 2004 is not comparable due to the acquisition of Eurosilicone.

Note E – Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note F – Accounts Receivable

Accounts receivable at March 31, 2005 consisted of:

March 31, 2005

Accounts receivable	$7,372,981
Allowance for doubtful accounts	(1,297,133)

Total	$6,075,848

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2004	$213,021
Provisions / (recovery)	1,084,112
Write-offs	—
Balance March 31, 2005	$1,297,133

Note G – Notes Receivable

Notes receivable at March 31, 2005 consisted of:

March 31, 2005

Notes receivable	$2,358,325
Allowance for doubtful accounts	(2,358,325)

Total	$—

Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France, issued to the Company’s PIP.America subsidiary a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims.  These amounts have been fully reserved for, as an allowance for doubtful account, due to the lack of past payments and uncertain prospect of collection.

Note H – Inventories

Inventories at March 31, 2005 consisted of:

March 31, 2005

Raw Materials	$842,859
Work in Process	339,349
Finished Goods	2,685,415

Total	$3,867,623

Note I - Property and Equipment

Property and equipment at March 31, 2005 consisted of:

March 31, 2005

Automobiles	$86,043
Computer Equipment and tools and dies	362,592
Furniture, Fixtures and equipment	455,907
Land and buildings	2,260,800
Leasehold Improvements	107,748
Machinery and equipment	343,956

Subtotal	3,617,046
Accumulated depreciation	(804,028)

Total	$2,813,018

Depreciation expense was $107,733 for the three months ended March 31, 2005 and $33,320 for the three months ended March 31, 2004.  Depreciation expense was $391,648 for the nine months ended March 31, 2005 and $99,084 for the same period a year ago.  The increase for the three and nine-month periods is due to the depreciation of the acquired assets of Eursolicone.

Note J – Goodwill and Other Intangibles

Goodwill and other intangibles as of March 31, 2005 consisted of:

March 31, 2005

Goodwill	$38,010,107
Distribution Agreements, Non-Compete and Other	425,418
Patents	3,100,000

Subtotal	41,535,525

Accumulated Amortization - Goodwill	(41,973)
Accumulated Amortization - Distribution Agreements, Non-Compete and Other	(242,376)
Accumulated Amortization - Patents	(602,497)

Subtotal	(886,846)

Total	$40,648,679

Amortization expense for the three months ended March 31, 2005 was $84,799, compared to $87,883 for the prior period ended March 31, 2004.  The amortization for the nine months ended March 31, 2005 was $259,814, compared to $268,525 with the prior period ended March 31, 2004.

The estimated amortization expense for the next five years consists of:

	March 31, 2006	March 31, 2007	March 31, 2008	March 31, 2009	March 31, 2010

Distribution Agreements	22,500	22,500	22,500	22,500	22,500
Patents	295,029	295,029	295,029	295,029	295,029

Total	$317,529	$317,529	$317,529	$317,529	$317,529

Note K – Leased Property under Capital Leases

The following is an analysis of the leased property under capital leases by major classes.  All of this property is located in France as a part of our Eurosilicone subsidiary:

March 31, 2005

Buildings	$2,395,637
Vehicles	398,941
Subtotal	2,794,578

Accumulated Depreciation	(184,195)

Subtotal	(184,195)

Total	$2,610,383

Depreciation expense was $64,882 for the three months ended March 31, 2005 and $184,195 for the nine months ended March 31, 2005.

The following is a schedule by years of future minimum lease payments under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2005:

Year ended March 31,	Amount

2006	$469,342
2007	453,840
2008	432,520
2009	405,232
2010	336,480
Later years	733,764
Total minimum payments required	$2,831,178

Note L – Deposits and Other Assets

Deposits at March 31, 2005 totaled $100,163.  These are security deposits on office leases and with local utility companies.

Other assets consisted of security investments of $32,100 and debt acquisition costs of $623,605 at March 31, 2005.

Note M – Accrued Expenses

Accrued expenses and other current liabilities at March 31, 2005 consisted of:

March 31, 2005

Consulting	$296,647
Wages and paid leave	1,501,709
Product replacement reserve	718,574
Other	856,593

Total	$3,373,523

Consulting fees consisted of amounts relating to a consulting agreement.  Other accrued expenses included interest and legal expenses.

Long-term accrued liabilities at March 31, 2005 consisted of:

March 31, 2005

Legal settlement	$517,356
Product replacement reserve	1,339,417

Total	$1,856,773

Note N – Convertible Debentures

Long-term convertible debentures at March 31, 2005 were $400,000.  These convertible debentures are convertible after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date at the holder’s discretion to shares of the Company’s common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date.  These convertible debentures mature between April 2006 and August 2006.

During the quarter ended March 31, 2005, we did not incur any costs relating to these convertible debentures.

Note O – Notes Payable

Short-term notes payable of $1,946,256 at March 31, 2005 consisted of several notes which ranged from $26,855 to $1,854,320 with annual interest rates of between 3.39% and 8%.   The Company also has an outstanding balance at March 31, 2005 of $46,770,649 under a note payable to an affiliate, as described in Note P.

During the quarter ended March 31, 2005, the Company drew an additional $3,965,559 from a bank term loan for the performance payments to the previous shareholders as described in Note V.  The short-term portion of this debt is $566,508 and the remaining $3,399,051 will be required to be paid back in the next six years.

Long-term notes payable consisted of a bank term loan in the amount of $11,125,919 for a term of seven years denominated in Euros with an annual interest rate based on nine-month Libor plus 2.25%.  The variable interest rate as of March 31, 2005 was 4.46%.  In addition, we have several notes which ranged from $13,427 to $333,133 with terms of between twenty-one months and four years, with annual rates of interest between 3.39% 5.25%.

Future maturities of long-term debt are as follows:

Year ended March 31,	Amount

2006	$2,181,780
2007	2,118,288
2008	2,018,161
2009	1,872,623
2010	1,854,320

Subtotal	10,045,172

Payments over five years	1,854,320

Total	$11,899,492

Note P – Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a family holding company in which the chairman of the Company, Mr. Donald K. McGhan, has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Consolidated Balance Sheet of $46,770,649 at March 31, 2005.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%) per annum.  During the three months ended March 31, 2005, LLC advanced $2,670,000 to the Company, of which none was repaid.  For the nine months ended March 31, 2005, LLC advanced $17,890,000 to the Company, of which $5,435,752 was repaid.  Interest expense relating to this note payable was $1,117,931 for the three months ended March 31, 2005 and $3,810,338 for the nine months ended March 31, 2005.  The unpaid liability for these expenses is included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company had a commitment from LLC to fund operating shortfalls as necessary for fiscal 2005.

In October 2003, the Company entered into a reimbursement agreement with a company controlled by its chairman for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business.  The reimbursement agreement is effective for expenses incurred for MediCor business purposes.  The Company recognized a total of $163,406 for the three months ended March 31, 2005 and $806,062 for the nine months ended March 31, 2005 in expenses pursuant to the reimbursement agreement.  All expenses recognized pursuant to the reimbursement agreement have been included by the Company in selling, general, and administrative expenses.  In June 2004, MediCor replaced this reimbursement agreement with a dry lease agreement effective June 1, 2004.  Under this agreement, only costs directly tied to MediCor’s use of the plane asset are reimbursable to the lessor.  All other operating costs (such as fuel, pilot wages, food, etc.) will be paid directly by the Company or through a disbursement agent to those third parties and only when the plane is used for MediCor business purposes.

Note Q – Federal Income Taxes

The Company follows FAS 109 for reporting income taxes. The income tax expense (benefit) reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	March 31, 2005	March 31, 2004

Current	$(4,180,684)	$(1,109,653)
Deferred	(218,165)	(87,152)

Total Benefit	$(4,398,849)	$(1,196,805)
Less allowance for realization of deferred tax asset	(4,681,165)	(1,196,805)

Total Tax Expense	$282,316	$—

The current tax expense for the quarter ended March 31, 2005 resulted from income tax paid on a foreign subsidiary.  As of March 31, 2005, the Company recorded an allowance of $16,047,153 against certain future tax benefits, the realization of which is currently uncertain.  The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under Internal Revenue Service provisions.  Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.  The estimated net operating losses for tax purposes of approximately $25 million will expire over several years ending in 2024.

Primary components of the deferred tax assets at the periods noted were approximately as follows:

March 31, 2005

Computed expected income tax asset/(liability) at 34%	$4,463,000
Adjustments
Net operating loss	10,325,250
Allowance for bad debt	368,598
Warranty reserve	699,717
Depreciation and amortization	190,588

Income tax benefit	$16,047,153
Less allowance for realization of deferred tax asset	(16,047,153)

Deferred tax asset, net	$—

Note R – Preferred Stock

The Company authorized a series of 45,000 shares of preferred stock designated as Series A 8.0% Convertible Preferred Stock (“Series A Preferred”) on July 5, 2004.  The Series A Preferred has a par value of $.001 per share with a liquidation preference of $1,000 per share.  In the event of liquidation, shareholders of the Series A Preferred shall be entitled to receive priority as to distribution over common stock.  The Series A Preferred stock is convertible into common stock at any time at a conversion price of $3.85 per share until June 30, 2010, subject to potential adjustment in the event certain EBITDA or common stock value targets are not met.  On June 30, 2011 all unconverted shares to common stock will be subject to a mandatory redemption.  The redemption price of $1,000 per share plus $1,000 per whole share for all accrued and unpaid paid-in-kind dividends and any other accrued and unpaid dividends, whether or not declared which amount will be payable by the Company in cash.  At March 31, 2005, the Company had outstanding an aggregate of 10,937 shares, issued for aggregate consideration of $10,937,000.

Note S – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Nine Months Ended March 31, 2005			Nine Months Ended March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income (Loss) before preferred stock dividends	(11,544,087)			(6,509,464)
Less: Preferred stock dividends	905,231			—
Basic EPS	(12,449,318)	18,112,930	(0.69)	(6,509,464)	17,566,142	(0.37)
Effect of dilutive securities	—
Diluted EPS	$(12,449,318)	18,112,930	(0.69)	$(6,509,464)	17,566,142	(0.37)

Common equivalent shares of 5,367,261 have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note T – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants.  There were 4,242,680 shares reserved for issuance pursuant to the Company’s stock option plan and up to 4,100,000 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements.  The Company’s employee share option activity for and related information is summarized below:

	Options	Weighted Average Exercise Price

Outstanding Options at June 30, 2004	2,121,152	$3.11

Granted	390,000	$3.40
Exercised	—	$0.00
Cancelled	(62,134)	$1.61

Outstanding Options at March 31, 2005	2,449,018	$3.19

Options exercisable at end of period	688,138	$2.84

The following table summarizes information about employee stock options outstanding at March 31, 2005:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$1.00 - $2.01	799,018	4.8	$1.75	350,430	$1.67
$3.00 - $3.80	650,000	6.1	$3.44	96,875	$3.48
$4.15 - $4.30	1,000,000	6.1	$4.24	220,833	$4.24

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – and Amendment of FASB Statement No. 123” (“SFAS No. 148”).

	Nine Months Ended March 31, 2005	Nine Months Ended March 31, 2004

Net Loss, as reported	$(12,449,318)	$(6,509,464)

Add: Total stock-based non-employee compensation expense determined under fair value based method for all awards, net of related tax effects	145,875	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(819,000)	(331,006)

Pro forma net loss	$(13,122,443)	$(6,840,470)

Loss per share:
Basic and diluted - as reported	$(0.69)	$(0.37)

Basic and diluted - pro forma	$(0.72)	$(0.39)

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

The estimated fair value of each MediCor option granted is calculated using the Black-Scholes pricing model.  The weighted average assumptions used in the model were as follows:

	2005	2004

Risk-free interest rate	3.50%	6.00-6.50%
Expected years until exercise	7 Years	3-4 Years
Expected stock volatility	50.0%	0.0%
Dividend yield	0%	0%

The Company also has outstanding warrants to purchase 80,776 shares of common stock that were issued to consultants in connection with consulting agreements.  Warrants were granted between 1999 and 2001 at prices between $.08 and $1.61.  All such warrants granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Note U - Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in a single industry segment across multiple geographic locations within the U.S. and internationally and, as such, does not have multiple segments to report.  Revenues from customers and distributors attributable to various foreign countries outside the U.S were material.  Sales in foreign (non-U.S.) countries are currently about 95% of total sales, with the largest country accounting for about 15% of sales.  Additionally, a significant amount of revenues and costs are Euro denominated.  Long-lived assets attributable to various foreign countries outside the U.S. were material and equaled about $39 million, located in France.  Amounts attributable to the U.S. were approximately $4 million.

Note V – Commitments and Contingencies

The Company has received a written commitment from LLC, an affiliate of its chairman, to provide sufficient cash to fund any operating loss through April 1, 2006.  The same entity has provided the Company an aggregate of over $62 million in funding from the Company’s inception through March 31, 2005.  The future funding may take the form of debt or equity or a combination thereof.

Pursuant to an Asset Purchase Agreement signed April 25, 2002, one of the Company’s subsidiaries agreed to acquire substantially all of the assets of a privately-held United States medical products distributor, Hutchison International, Inc.  Pursuant to an amendment dated October 16, 2003 to the Asset Purchase Agreement, the purchase price was amended to equal the deposits made by the Company’s subsidiary as of October 16, 2003, plus an additional agreed payment in cash at closing and issuance of MediCor Ltd. equity at closing.  The closing was conditioned upon the distributor acquiring necessary governmental approvals for commercialization in the United States of the products to be distributed.  The Company’s subsidiary is no longer obligated to make additional deposits against the purchase price, but it has committed to fund all future expenses associated with obtaining required government approvals.  As of June 30, 2004, the Company booked a reserve for the entire deposit, due to various uncertainties related to this third-party distributor.  In a subsequent event, as described in Note X, the Company completed the purchase of selected assets and liabilities of privately-held Hutchison International, Inc.

The Company’s PIP.America subsidiary has a distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France.  This agreement covers the sale by PIP.America of PIP’s saline, pre-filled breast implant products in North America; although no sales were reported in the year ending June 30, 2004 because these products are not currently approved for distribution in North America.  Previously, the manufacturer was undertaking the process of securing FDA approval for these products.  At March 30, 2004, PIP.America had $3,444,802 of accounts receivable from the manufacturer, representing amounts owed to PIP.America under the terms of the distribution agreement.  These amounts have been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection.  Effective March 30, 2004, PIP.America and the manufacturer amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to PIP.America.  In conjunction with this change, PIP.America forgave certain amounts owed by the manufacturer, and the parties amended the pricing terms.  The amendments obligate PIP.America to fund the ongoing clinical and regulatory costs and expenses.  The amount and timing of these costs is unknown and may be material.  The likelihood and timing of obtaining FDA approval are also uncertain.  Concurrently, the manufacturer issued to PIP.America a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims.  The principal amount under the note as of March 31, 2005 was $2,358,325.

As more fully described under Note W, the Company’s Eurosilicone Holdings SAS subsidiary may be committed to make additional performance payments to the previous shareholders of Eurosilicone, over the next two years, in connection with revenue targets.  These payments might be as high as €3,000,000 for each year.  Eurosilicone Holdings plans on funding these amounts under the commitments of the bank loan described under Note O.  For the quarter ended March 31, such a payment was made and funded under the bank loan agreement in the amount of $3,965,559.

In October 1999, June 2000 and July 2003, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll Farren-Martin and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  The Kwartin family members’ claims are primarily premised on allegations that plaintiffs are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement.  Plaintiffs allege that, as a result, they have certain derivative or other rights to an alleged distribution agreement between Poly Implants Prostheses, S.A. (“PIP-France”) and PIP/USA.  Plaintiffs claim, among other things, that PIP.America and its chairman tortiously interfered with that agreement and with plaintiffs’ other alleged rights as lenders, investors, shareholders, quasi-shareholders or employees of PIP/USA or other entities. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP-France and invalidate PIP.America’s distributor relationship with PIP-France.  It is PIP.America’s position that the Kwartin litigations are within the scope of the indemnification agreements.

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

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed.  The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim.  Plaintiffs have received several extensions to respond to the motion to dismiss – first to take depositions of PIP.America personnel, then to serve written discovery and then to digest PIP.America’s answers to written discovery.  Depositions of Medicor personnel have been taken, and PIP.America is currently in the process of answering written discovery.  Plaintiffs will likely respond to the motion to dismiss by roughly July 31, 2005, and a ruling on the motion should come by September 2005.  PIP.America has tendered this consolidated case to Poly Implant Protheses, S.A. (PIP-France) for defense and indemnity, and in late November 2004, PIP-France agreed to accept that tender.  All other single-case Illinois litigation has been settled for de minimis amounts.

On December 23, 2004, Europlex, a Mexican company, purported to file a lawsuit against Eurosilicone SAS, one of our French subsidiaries, in the Avignon Commercial Court in France, alleging that Eurosilicone implicitly terminated a distribution agreement between the parties by failing to deliver products ordered by Europlex pursuant to the agreement, among other allegations.  As a result of these allegations, Europlex claims damages in amount of approximately $4,000,000 Euros.  Eurosilicone SAS believes the suit is without merit and intends to defend against the alleged claims vigorously.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves upon the merits of each lawsuit and against certification of any class.  While MediCor and its subsidiaries are desirous to honor their respective obligations under their product replacement programs, the purported class action case above includes two distinctly different types of claims.  The first of these arise from products sold by PIP/USA, Inc., with whom neither MediCor nor any of its affiliates are affiliated.  This company sold implants manufactured by Poly Implants Protheses, S.A. prior to PIP.America’s entry into the U.S. market, which occurred in late 1999.  Because PIP.America did not sell these products, PIP.America similarly did not provide a product replacement program for or warrant these products.  The next claims arise from products sold by PIP.America and associated to the product replacement program administered by PIP.America.  With respect to claims arising from products sold by PIP.America, PIP.America is administering and fulfilling its obligations to its customers in the ordinary course of business, and for which it has taken appropriate reserves.  Other than a limited, $500 portion of certain of its own product replacement claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from all claims, including those asserted above.

PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity.  As a result, the Company believes the costs associated with these matters will not have a material adverse impact on its business, results of operations or financial position.

MediCor and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex proceedings can be very difficult to predict.  Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business.  The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which MediCor or its subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, the Company believes that the costs associated with them will not have a material adverse impact on its business, results of operations or financial position.

The Company has operating leases for office, manufacturing and warehouse facilities under various terms expiring from 2007 to 2008.  Lease expenses amounted to $120,919 and $94,144 for the three months ended March 31, 2005 and 2004, respectively.  For the nine months ended March 31, 2005 lease expenses were $393,026 compared to $282,192 for the nine months ending March 31, 2004.  Future minimum operating lease payments are approximated as follows:

Year ended March 31,	Amount

2006	244,662
2007	209,072
2008	75,884

Note W – Acquisitions

On July 5, 2004, the Company, through its Eurosilicone Holdings SAS subdisiary, acquired all of the capital stock of Eurosilicone, a privately-held medical device manufacturer based in Apt, France.  The primary reasons for acquiring Eurosilicone include its historical sales, cash flow and market share of the breast implant industry, its manufacturing facilities and its product line.  Due to the relatively low book value of its current and fixed assets, as compared to the purchase price, this resulted in a significant amount of goodwill.  There was no allocation of this amount to intangible assets, because no patents were acquired and the other relevant assets (e.g., customer-related, marketing-related, contracts) were initially determined to be insignificant and immaterial. However, the Company is continuing to evaluate this in detail and anticipates that it will determine and place a fair value upon completion of such valuation.  Until completion of such evaluation, the Company cannot currently estimate any purchase price allocations.  The financing for the acquisition was provided primarily by additional loans from International Integrated Industries, LLC, an affiliate of the Company’s chairman.  The Company may also be obligated to make additional performance payments based on revenue targets over the next two years.

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

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition and updated as of March 31, 2005:

	Book Value of Assets Acquired / Liabilities Assumed	Purchase Price Adjustments		Preliminary Fair Value
Cash and cash equivalents	$1,929,698	$—		$1,929,698
Accounts receivable	5,625,350	(672,563	)(a)	4,952,787
Inventory	2,654,043	639,936	(c)	3,293,979
Other current assets	96,909	—		96,909

Total current assets	10,306,000	(32,627)		10,273,373

Property, plant and equipment	2,367,354	—		2,367,354
Leased property under capital leases	2,532,208	—		2,532,208
Goodwill	—	32,426,870	(d)	32,426,870
		3,965,559	(f)	3,965,559
Other long term assets	481,981	—		481,981

Total assets	$15,687,543	$36,359,802		$52,047,345

Accounts payable	2,774,978	—		2,774,978
Notes Payable	367,742	—		367,742
Obligations under capital leases	554,217	—		554,217
Other current liabilities	1,607,362	204,480	(c)	1,811,842
Long term notes payable	745,304	—		745,304
Long term obligations under capital leases	1,977,991	—		1,977,991
Long term accrued liabilities	—	517,356	(c)	517,356
Shareholders’ equity	7,659,949	(7,659,949	)(b)	—
		39,332,356	(e)	39,332,356
		3,965,559		3,965,559
Total Liabilities and Shareholders’ equity	$15,687,543	$36,359,802		$52,047,345

In accordance with SFAS No. 142, goodwill will not be amortized and will be tested for impairment at least annually.  The amounts contained in the purchase price allocation may change as additional information becomes available regarding the assets and liabilities acquired.  The purchase price allocations are expected to be finalized before the year ended June 30, 2005.  Any change in the fair value of the net assets will change the amount of the purchase price allocable to goodwill.  There was no allocation to intangible assets because no patents were acquired and the other relevant assets (e.g., customer-related, marketing-related, contracts) were initially determined to be insignificant and immaterial.  However, the Company is continuing to evaluate this in detail and anticipates that it will determine and place a fair value upon completion of such valuation.  Until completion of such evaluation, the Company cannot currently estimate any purchase price allocations.

The following adjustments have been reflected in the balance sheet.

(a)          To record an additional allowance for doubtful accounts as of the acquisition.  In addition, to record a reserve against a short-term non-liquid deposit.

(b)         To eliminate historical shareholders’ equity of Eurosilicone.

(c)          Reflects several one-time reserves as of the acquisition date, relating to inventory previously not recognized of $639,936.  Also includes a legal settlement with a commercial agent for $517,536 incurred as contingency of the acquisition and an additional accrual for employee and product litigation of $204,480.

(d)         To reflect goodwill.

(e)          To record the purchase price of Eurosilicone.

(f)            To record performance payment required under the acquisition agreement which had occurred during the quarter ending March 31, 2005.  Please see Note V for the possibility of additional performance payments.

The following unaudited pro-forma financial information reflects the condensed consolidated results of operations of the Company as if the acquisition had taken place on July 1, 2003.  The pro-forma financial information is not necessarily indicative of the results of operations had the transaction been effected on July 1, 2003.

	For the Nine Months Ended March 31,
	2005	2004
Net sales	$19,418,722	$16,226,327
Net income / (loss)	(12,638,105)	(4,610,891)
Diluted (loss) earnings per common share	(0.70)	(0.26)

On August 27, 2004, the Company completed the acquisition of privately-held Dermatological Medical Products and Specialties, S.A. de C.V., a distributor of aesthetic, plastic and reconstructive surgery devices in Mexico.

Note X – Subsequent Events

On April 25, 2005, one of the Company’s subsidiries completed the purchase of selected assets and liabilities of privately-held Hutchison International, Inc., a third-party distributor of breast implants products in the United States for Biosil Limited.  The completion of this transaction allowed the Company to, among other things, negotiate and ultimately enter into an exclusive distribution agreement directly with Biosil Limited for its breast implants in the United States.  The acquisition itself will not have a significant impact on the operating results of the Company, since the operations have no existing revenue—pending FDA approval of the products.  The various agreements call for payments in the form of stock and cash of about $3,375,000 as follows:  cash payments of $625,000 and 366,667 shares of MediCor Ltd. common stock valued at $7.50, subject to future adjustment based on actual trading prices following approval for marketing the products in the United States.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis or Plan of Operation,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of acquisition or marketing plans; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing.  Factors that may cause such differences include, but are not limited to: increased competition; changes in product demand; changes in market acceptance; new product development; United States Food and Drug Administration (“FDA”) approval, or denial or rescission of approval; delay or rejection of new or existing products; changes in agreements with governmental agencies; changes in government regulation; supply of raw materials; changes in reimbursement practices; adverse results of litigation; the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission, including those contained in “Factors that May Affect Future Results” set forth below in “Management’s Discussion and Analysis or Plan of Operation.”  The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.  In the following Management’s Discussion and Analysis or Plan of Operation, the terms “MediCor,” “we,” “us” and “our” refer to MediCor Ltd. and its consolidated subsidiaries, as appropriate in the context, and, unless the context otherwise requires, “common stock” refers to the common stock, par value $.001 per share, of MediCor Ltd.

OVERVIEW

MediCor Ltd. is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets.  Current products include breast and other implants and scar management products.  Our products are sold in foreign countries (non-U.S.) and are currently about 95% of total sales, with Brazil accounting for about 15% of sales.  Revenue from scar management products accounts for less than 7% of total sales.  We sell our products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

Company History and Business Strategy

MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former chairman and chief executive officer of Inamed Corporation, McGhan Medical and McGhan Limited. MediCor’s objective is to be a leading supplier of selected international medical devices and technologies.

To achieve our objective, we intend to build upon and expand our business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets. Because of our management team’s experience in these target markets, and in particular the breast implant market, we focused our strategy from the outset on acquiring the rights to products or their manufacture in the breast implant market so we can compete as one of the world leaders in this market. We intend to continue to accomplish our intended growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights.

Implementation of our expansion and acquisition strategy commenced in 1999, when we were presented with the opportunity to be appointed a distributor for the Poly Implants Protheses, S.A., or PIP, pre-filled saline breast implant in North America. In 1999, PIP appointed our III Acquisition Corp. subsidiary (which does business under the trade name PIP.America) a distributor for PIP products in North America. At the time, these products were being sold, as were other breast implants, under an exclusion from pre-market approval requirements provided by United

States Food and Drug Administration, or FDA, regulations. Prior to May 2000, PIP.America distributed in the United States pre-filled saline breast implants manufactured by PIP, on both a direct and a consigned inventory basis. As of May 2000, the FDA notified PIP.America and PIP that further direct sales to customers by PIP.America would be suspended until the FDA reviewed and approved the clinical study being conducted by PIP. Pursuant to a voluntary withdrawal from the market, sales of PIP products ceased in November 2002 pending final pre-market approval, or PMA, clearance. PIP managed the PMA process until March 2004, when PIP.America amended its agreement with PIP and amended financial and management responsibility for completing the PMA process. In this capacity PIP.America will be responsible for funding the completion of the clinical trial and managing the submission of PMA data. As a result of the amended agreement, PIP.America acquired ownership of the PMA. As sole owner of the PMA, we will have exclusive control of all U.S. distribution of products approved under the PMA. PIP.America’s distribution agreement with PIP is a customary agreement of its type under which PIP.America purchases breast implants from PIP at agreed prices and is then free to resell that product at prices determined by PIP.America.

In 2001, we considered related product lines that were in our target markets and were revenue producing. We identified HPL Biomedical, Inc., which was operating under the name Biodermis. It was active in the specialty field of scar management and post-operative care products. Consistent with our business strategy, we acquired Biodermis through a stock acquisition. Historic sales of this product line have been less than $2 million per year, with single customers accounting for as much as 25% in 2003 and 8% in 2004. As a result of this concentration, Biodermis has experienced sales changes as large customers have altered their ordering patterns. Biodermis anticipates that these fluctuations will diminish if its efforts to diversify its customer base are successful.

In April 2002, we identified an opportunity to potentially distribute in the United States inflatable saline breast implants.  We determined this opportunity was consistent with our business strategy, and we agreed to acquire substantially all of the assets of Hutchison International, Inc., the privately-held exclusive U.S. breast implant distributor for the Biosil Limited inflatable saline breast implants. As in the case of PIP’s products, these were also available in the United States prior to May 2000. We closed the acquisition of Hutchison’s assets, which involved assets that were insignificant in amount, in April 2005 for $250,000 in cash and 366,667 shares of our common stock. Concurrently, our MediCor Aesthetics subsidiary, with Hutchison as a nominal party, entered into a direct exclusive distribution relationship with Biosil for distribution of its saline filled breast implants in the United States. We are now working with the manufacturer to obtain the necessary governmental approvals for distribution of these products in the United States. In connection with this acquisition transaction, we assumed the distributor’s financial and management responsibility for completing the clinical trial and various aspects of the PMA process. Although the timing of regulatory approval for either the PIP or Biosil implants is uncertain, we believe that if we are successful in working with these manufacturers to bring one or both of these products into the United States our business will be positively affected.

Commencing in 2002 and concluding in 2003, we also investigated and acquired patents related to new materials with potential for use as fill material for breast implants which we believe may be useful in one or more of our target markets. We determined that acquiring this proprietary technology while it was available for sale was also consistent with our business strategy. We acquired that technology through the purchase of the stock of its owner in exchange for 600,000 shares of our common stock and currently have that technology in our research and development program as part of our new products strategy. Although we believe successful development and instruction of a new generation of breast implants would find market acceptance, there can be no assurance when, if ever, we will commercialize products from that intellectual property.

In early 2003, we determined that being a company that filed periodic reports (including financial information) with the Securities and Exchange Commission, and whose stock was therefore under certain circumstances and limitations available to be traded, was consistent with our business strategy. We believed it potentially positioned us to use securities as consideration for acquisitions and prepared us for rapid growth and the requisite financing flexibility we believed we would need. In February 2003, our International Integrated Incorporated subsidiary entered into an agreement of merger with a Delaware corporation, Scientio, Inc., in which MediCor became the surviving parent, and a reporting entity.

Over the next year we continued to pursue the advancement of the PMAs for the PIP and Biosil products and sought other acquisition opportunities that had been in our focus since our inception in 1999.

Through late 2003 and into early 2004 we negotiated the transaction to acquire Eurosilicone, which we completed in July 2004. Through this acquisition, we acquired the manufacturing capacity to market breast implants throughout the world, subject only to regulatory constraints. We believe this acquisition is pivotal to our business strategy. The continuing Eurosilicone management has successfully achieved registrations for their products throughout the world. In addition, several members of the MediCor management team and executives of our subsidiaries have experience in obtaining regulatory approvals and registrations for implantable medical devices for aesthetic medicine throughout the world, including the United States. This experience was gained during former employment with leading companies in the aesthetic medicine sector, including having led the efforts for the 2000 approval of saline breast implants by the U.S. FDA. We believe that Eurosilicone will have a material, positive impact on our sales and cash flow.

Following our Eurosilicone acquisition, we also began implementing our strategy of regional sales and marketing oversight and distributor management. In September 2004, we acquired Dermatological Medical Products and Specialties, S.A. de C.V., a small medical device distributor in Mexico to become part of MediCor Latin America, S.A. de C.V. We effected the acquisition, which involved assets that were insignificant in amount, primarily to acquire a corporate presence in Mexico and to hire its two owners and principal employees, who are now employed by MediCor Latin America as managers and by Dermatalogical Medical Products as commissioned sales personnel. These two employees had previously distributed products for one of our competitors in the Mexican breast implant market. At the time of our acquisition, the company was distributing other medical products for other manufacturers. Following the acquisition, Dermatological Medical Products ceased distributing these products to focus on becoming our second distributor in Mexico (supplementing our existing non-exclusive distributor) and MediCor Latin America is managing distribution of our products throughout Mexico, Central America and South America. As in other regions of the world, our Eurosilicone and Biodermis subsidiaries have one or more distributors in all of our target countries. For example, Eurosilicone had prior to our acquiring it and continues to have distributors in 15 Central and South American countries. As we have done in this region, we intend to put in place in other regions identified by us a regional manager or managers to support and manage, and participate directly in, distribution of our products.

Products

Currently, MediCor has two main product lines:

•                  breast and other implants for aesthetic, plastic and reconstructive surgery; and

•                  scar management products.

Breast and other implant products

Our primary product line is breast implants. With the acquisition of Eurosilicone in 2004, we have jumped from no current sales to become the third largest breast implant manufacturer in the world. Sales in foreign (non-U.S.) countries are currently about 95% of total sales, with the largest country accounting for about 15% of sales. Eurosilicone also manufactures a broad line of other implant products targeted to the aesthetic, cosmetic and reconstructive markets, including gluteal, calf, pectoral, malar and testicular implants, as well as external breast prosthesis. These other products account for approximately 5% of total sales. The financing for the Eurosilicone acquisition was primarily provided through additional loans from International Integrated Industries, LLC, an affiliate of MediCor’s chairman, as more fully described in the financial statements and notes.

Prior to May 2000, through our III Acquisition Corp. subsidiary, which does business under the trade name PIP.America, we distributed in the United States pre-filled saline breast implants manufactured by Poly Implants Protheses, S.A., or PIP, on both a direct and a consigned inventory basis. As of May 2000, the United States Food and Drug Administration notified PIP.America and PIP that further direct sales to customers by PIP.America would be suspended until the FDA reviewed and approved the clinical study being conducted by PIP. Pursuant to a voluntary withdrawal from the market, sales of PIP.America products ceased in November of 2002 pending final pre-market approval, or PMA, clearance.  PIP.America and MediCor are currently conducting the clinical study and it is in a monitoring phase. The likelihood and timing of obtaining FDA approval are uncertain as is the timing of commercialization in the United States.

In April 2002 we agreed to acquire and in April 2005 we acquired substantially all of assets of Hutchison International, Inc., the privately-held exclusive U.S. breast implant distributor whose principal product line consists of inflatable saline breast implants manufactured by Biosil Limited. As in the case of PIP’s products, these were also available in the United States prior to May 2000. We are now working with Biosil Limited to prepare a PMA application for these products. The likelihood and timing of obtaining FDA approval are uncertain as is the timing of commercialization in the United States.

Scar Management Products

Biodermis, one of our subsidiaries, is an innovator in the scar management market and a leader in this technology that is indicated for use in the prevention and management of visible scar tissue known as keloid and hypertrophic scars. TheBiodermis products achieve therapeutic results by encapsulating the scar tissue with a soft, malleable, semi-occlusive polymer in the form of sheets and ointments that are believed to mimic the natural barrier function of the skin, improving the condition and appearance of scars. In the United States, the products are marketed under the names EpiDermTM silicone gel sheeting and XeragelTMsilicone ointment. Internationally, the same products are also marketed under the names TopiGelTM and DermaSofTM.

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

Additionally, a portion of Biodermis’ revenue is derived from original equipment manufacturing of scar management and post-operative care products for other medical device companies who then sell the products under their own brand names.  To assure quality control and proper regulatory compliance, Biodermis retains all responsibilities related to the FDA and European CE-mark certification and regulatory compliance related to manufacturing activities. Some of these companies are allowed to compete for sales in similar markets and for similar customers against Biodermis’ distributors and direct sales staff.

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended March 31, 2005 equaled $7,130,409, an increase of $6,766,668 as compared to the prior year quarter.  For the nine months ended March 31, 2005 sales were $19,418,722, an increase of $18,412,100 versus the same period a year ago.  The sales of our subsidiary Eurosilicone, acquired on July 5, 2004, drove the increase in sales versus the prior year periods.  On a pro forma basis, sales for the three months ended March 31, 2005, increased by about $558,497 or 8%.  Excluding the estimated impact of foreign exchange rates, this growth was approximately 6%.  On a pro forma basis, sales for the nine months ended March 31, 2005, increased by about $3.1 million or approximately 20% versus the prior year period.  Excluding the estimated impact of foreign exchange rates, the growth rate was 17%.  The growth between periods was attributable to strong unit sales resulting from continued sales efforts and strong demand.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended March 31, 2005 were approximately 68% compared to approximately 24% during the same period in 2004. For the nine months ended March 31, 2005 cost of sales as a percentage of net sales was approximately 60%.  During the same period in 2004 cost of sales as a percentage of net sales were approximately 26% which excludes an adjustment for consigned inventory that was returned of $56,175.  The majority of the costs associated with the production of our product are recurring.  The overall increase in cost of sales and gross profit for the three and nine month periods were driven by the acquisition of Eurosilicone, specifically due to higher labor, raw material costs and increased quality control costs.  Normally, we expect that cost of sales will remain relatively constant on a percentage basis of approximately 45% to 50%.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased to $4,371,063 for the three months ended March 31, 2005, as compared to $2,264,520 during the same period in 2004, driven by the costs from the operations of Eurosilicone, which was not included in the prior year period.  One of the largest increases was driven by bad debt reserve of $920,024, which consisted of a $582,063 reserve of our note with Poly Implants Protheses S.A.  After reviewing our note with Poly Implants Protheses, we concluded that their financial condition warranted a reserve.  In addition, $337,961 of our accounts receivable was reserved for two distributors of Eurosilicone, although we continue to seek payment for all of our receivables.  In addition, the three-month increase can be attributed to an increase in payroll and payroll related expenses of $907,346 and consulting expense of $300,971.  Of all SG&A expenses, about half were recurring charges.

For the nine months ended March 31, 2005, SG&A expenses increased to $13,544,476 as compared to $5,131,484 for the same period a year ago, driven by the costs from the operations of  Eurosilicone, which was not included in the prior year period.  The increase can be attributed to an additional reserve for the Poly Implants Protheses S.A. note of $2,040,062 and a $321,863 for our accounts receivable distributors.  In addition, there were increases in payroll and payroll related items of $2,360,195, travel related expense of $597,607,depreciation and amortization expense of $557,904, commission expense of $494,557, legal fees of $441,127, accounting fees of $289,640, costs related to acquisitions of $225,000, employee and business insurance of $203,351, non-employee stock option expense of $145,875, and other various SG&A costs of $444,053.  Of all SG&A expenses, about 60% were recurring items.  The reason for the level of SG&A expenses relative to revenue are due to normal start up period costs and costs associated with establishing and maintaining a fixed infrastructure.  As our business and sales increase, we anticipate that recurring SG&A expenses will increase in absolute dollars, but decrease as a percentage of sales.

Research and Development

Research and development in the recent quarter ending March 31, 2005 was $680,895, as compared to $946,626 for the comparable period in 2004.  The decrease of $265,731 is primarily attributable to a net reduction of lower spending associated with the saline breast implant clinical trials.  Costs associated with the Biosil product fell by $378,884, which was offset by an increase in costs for the PIP product of $113,153.

Research and development in the nine months ended March 31, 2005 was $1,882,084, as compared to $1,380,557 for the comparable period in 2004.  The increase of $501,527 is primarily attributable to a net increase of higher spending associated with the saline breast implant clinical trials.  Costs associated with the Biosil product rose by $125,000, accompanied by an increase in costs for the PIP product of $376,527.  We expect that research and development expenses will decrease once we receive required government approvals, but will increase as we bring new products to market or existing products to new markets.

Interest Expense

Interest expense increased to $1,610,692 for the three months ended March 31, 2005, compared to $312,585 in same period in the prior year.  Interest expense increased to $4,140,175 for the nine months ended March 31, 2005, as compared to $797,953 for the nine months ended March 31, 2004.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to a significant increase in the average principal note payable to related party balances incurred as a result of the Eurosilicone acquisition.

Net Loss

Net loss for the three months ended March 31, 2005 increased to $4,127,833 from $3,245,780 for the comparable period in the previous year.  Net loss increased form $6,509,464 reported in the nine months ended March 31, 2004 period to $12,449,318 for the nine months ended March 31, 2005.  The decline was due to higher selling costs, general and administrative expenses, research and development and interest expense.  Basic and diluted loss per share was ($0.23) for the three month period ended March 31, 2005 compared to ($0.18) for the comparable period last year.  Basic and diluted loss per share was ($0.69) for the nine months end March 31, 2005 compared to ($0.37) for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations during the nine months ended March 31, 2005 was ($9,273,529) as impacted by selling, general and administrative continued startup costs, research and development and interest expense.  On July 5, 2004, we completed the acquisition of Eurosilicone, which had a net effect on our investing activities of ($12,760,150).  To complete the acquisition we borrowed an additional $11,000,000 from LLC.  In connection with indebtedness to LLC, we entered into a credit facility with BNP Paribas.  Under that facility we initially drew approximately $9,014,680 of which $5,000,000 was repaid to LLC.  On March 21, 2005 we drew an additional $3,965,559 from the BNP Paribas note to pay the fiscal 2005 performance payment to the sellers of Eurosilicone as per the acquisition agreement.  The remaining balance of available credit under the BNP Paribas facility is tied to performance payments we may have to make to the sellers under the Eurosilicone acquisition agreement during fiscal 2006 and 2007.

In a subsequent event, as noted in Note X, we completed the purchase of substantially all of the assets of privately-held Hutchison International, Inc.  As part of this acquisition we were obligated to pay $250,000 in cash, which we borrowed from LLC.

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

We have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalents and cash generated from operations, including the operations of Eurosilicone, will be insufficient to meet our anticipated cash needs for the next 12 months.  To satisfy our liquidity requirements, we will need to raise additional funds.  To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan on being able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through April 1, 2006.  The same entity has provided to us over $62 million in funding through March 31, 2005.  This historic funding has been a combination of equity and debt.  The outstanding debt is a revolving credit facility with interest accruing at 10% per annum.  We have no set payment terms, though we try to remain current on payments of interest so as not to incur compound interest.  It is payable on demand.  As a result, it can be called at any time, and for any reason.  From time to time in connection with our other fund-raising activities, International Integrated has converted some of the debt to equity along side third-party investors.  There is no obligation or understanding that any such conversions will occur.  We are presently seeking to refinance some or all of the LLC indebtedness from a combination of third-party indebtedness, equity and possible conversions of debt to equity.  We may or may not be successful.  In the interim, any future funding from LLC may take the form of debt or equity or a combination thereof.

We expect our operating losses to continue through the end of fiscal 2005. We anticipate that we will need $1.75 million for the remaining three months of fiscal 2005 for PMA application costs and negative operating cash flows. We anticipate that we will need between $6.0 and $8.0 million in additional liquidity to cover negative cash flow in fiscal 2006. In addition, to the extent we want to pursue additional acquisitions, we expect that we will need additional financing. We do not presently have any commitments for such financing and it may not be available when we need it, on terms acceptable to us or at all. The lack of adequate financing could adversely affect our ability to effect acquisitions. Our Eurosilicone Holdings subsidiary may be required to make a performance payment of up to €3 million to the sellers in each of fiscal 2006 and 2007 under the Eurosilicone acquisition agreement. If these payments are required and Eurosilicone Holdings does not otherwise have sufficient funds from dividends or distributions from Eurosilicone, Eurosilicone Holdings intends to draw the necessary funds from its credit facility with BNP Paribas, which was established in part specifically to provide a back-up funding source for these performance payments. Eurosilicone has positive cash flow that is sufficient to fund all of its operational and projected capital needs. As a result, and with the bank financing of the possible performance payments, we do not expect Eurosilicone to have any additional liquidity needs.

Our revenues are primarily denominated in U.S. dollars and in Euros, with U.S. dollars accounting for approximately 50% of total revenues. Our expenses are primarily denominated in U.S. dollars, with the exception certain of Eurosilicone’s operating expenses. We have a net foreign exchange exposure impact of approximately 10% of our sales, which is primarily attributable to the Euro. We do not currently hedge against foreign exchange risk and do not have any plan to do so in the immediate future.

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

•   difficulties in patient retention; and

•   government or regulatory delays.

The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials.  A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.  Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval.  In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials and changes in regulatory policy during the period of product development.  Any delays in, or termination of, our clinical trials or clinical trials of our collaborative partners or suppliers will adversely affect our development and commercialization timelines, which would adversely affect our future sales profitablitiy.

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

We rely on our chairman, Donald K. McGhan, for our continued capital funding, management direction and strategic planning.  Mr. McGhan’s positions as principal lender, principal shareholder, chairman of our board of directors and a member of our four-person executive committee.  Consequently, Mr. McGhan has substantial influence over significant corporate transactions of our company, including acquisitions that we may pursue.  Although we have no written charter, our executive committee, however, generally functions on the basis of consensus, though Mr. McGhan’s multiple roles and significant financial and stockholder stake are typically considered.  To date, we have not had any event where Mr. McGhan has sought to or exercised any type of unilateral control over us, though there can be no assurance that this will not happen in the future.  In addition, Mr. McGhan’s unique position in the industry as founding or establishing the plastic surgery business of the two principal competitors, Mentor and Inamed, presents a unique strength but the loss of Mr. McGhan’s services or financial support to our company could materially and adversely affect our operations.  We do not presently have a written or other well-established management or financing transition plan in the event we were to lose the services or financial support of Mr. McGhan.

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

In the past, the breast implant manufacturing industry has been subject to significant litigation alleging product liability.  We also have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure. Some breast implant manufacturers that suffered these types of claims in the past have been forced to cease operations or even to declare bankruptcy. We may also face a substantial risk of product liability claims from other products we may choose to sell. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons. Product liability claims, relating to alleged product defects, are distinguishable from product warranty claims, which relate to allegations that products do not meet warranties of merchantability or fitness for a particular purpose. We address the substance of potential product warranty claims relating to products distributed by us in the United States through our product replacement programs discussed in our Business section.

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

Acquisitions, distribution agreement terms, product research and development, and regulatory approvals and compliance can result in significant reserves, write-offs and litigation.

Some aspects of our business, such as acquisitions, distribution agreements with third parties and product research and development, including regulatory approvals and compliance, have significant and sometimes unpredictable events that can result in material financial and accounting events, including reserves, write-offs and litigation. For example, in our Eurosilicone acquisition, we made an aggregate of $621,201 in negative purchase accounting adjustments, we have incurred a total of $5,866,562 in reserves and write-offs in connection with our PIP.America subsidiary’s distribution agreement with PIP because of past uncertainties regarding PIP’s ability to pay its portion of the product replacement program for its products distributed in the United States, and Eurosilicone is party to litigation with one of its distributors in which damages of €4 million are alleged. These aspects of our business, such as acquiring companies and technologies, establishing and administering distributor relationships and developing new products, are part of our business strategy. As a result of the significance of these events, their unpredictable timing and frequency and the variance in structure and outcome, these events and their financial impact are unpredictable and can create material fluctuations in our financial results.

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

We have the authority to issue an aggregate of 20,000,000 shares of preferred stock which may be issued by our board of directors with such preferences, limitations and relative rights as our board may determine without a vote of our stockholders. Presently we have authorized 45,000 shares of preferred stock in one series, Series A 8.0% Convertible Preferred Stock, or our series A preferred stock, 10,937 of which were outstanding on March 31, 2005. Our series A preferred stock has, and other classes of our preferred stock we may issue in the future will have, priority over our common stock in the event of liquidation or dissolution. In the event of our liquidation or dissolution, our then-outstanding preferred stock (including series A preferred stock) will have priority of payment over all shares of our common stock. Preferred stock also generally has priority on payment of dividends over common stock. Our series A preferred stock has this priority, meaning that no dividends may be paid on our common stock unless all accrued dividends on our series A preferred stock have been paid. Each holder of convertible preferred stock (such as our series A preferred stock) may also generally, at the holder’s option, convert the preferred stock into common stock at any time. We cannot predict whether, or to what extent, holders of convertible preferred stock will convert to common stock. Preferred stock may also provide that the holders thereof may participate with the holders of common stock on dividends or liquidation. This may have the effect of substantially diluting the interest of the common stock holders. Our series A preferred stock is not a participating preferred stock, though it is convertible into our common stock.

Our series A preferred stock is presently convertible into shares of our common stock at a price of $3.85 per share of common stock based on the initial $1,000 liquidation preference per share of series A preferred stock.  Our shares of series A preferred stock also vote on an as-converted basis, have the right to elect two of our seven authorized directors and have special voting rights on specified significant transactions or events.  The certificate of designation for the series A preferred stock includes a provision that if the market capitalization of our common stock does not reach certain levels or if there is not a specified liquidity event by June 30, 2008, then the liquidation preference of our series A preferred stock will be increased pursuant to the formula, capped at 83% of the original liquidation preference of the originally issued series A preferred stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the quarter ended March 31, 2005, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  As of the end of our fiscal year ended June 30, 2004, management adopted formal disclosure controls and procedures which were employed in the preparation of this report.

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

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed. The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim. Plaintiffs have received several extensions to respond to the motion to dismiss – first to take depositions of PIP.America personnel, then to serve written discovery and then to digest PIP.America’s answers to written discovery.  Depositions of Medicor personnel have been taken, and PIP.America is currently in the process of answering written discovery.  Plaintiffs will likely respond to the motion to dismiss by roughly July 31, 2005, and a ruling on the motion should come by September of 2005. PIP.America has tendered this consolidated case to Poly Implant Prostheses, S.A. (PIP-France) for defense and indemnity, and in late November 2004, PIP-France agreed to accept that tender.  All other single-case Illinois litigation has been settled for de minimis amounts.

 On December 23, 2004, Europlex, a Mexican company, purported to file a lawsuit against Eurosilicone SAS, one of our French subsidiaries, in the Avignon Commercial Court in France, alleging that Eurosilicone implicitly terminated a distribution agreement between the parties by failing to deliver products ordered by Europlex pursuant to the agreement, among other allegations. As a result of these allegations, Europlex claims damages in amount of approximately $4,000,000 Euros. We believe the suit is without merit and intend to defend against the alleged claims vigorously.

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

 None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index at Page 45.

 (b)  Current Reports on Form 8-K

On February 14, 2005, MediCor filed a Current Report on Form 8-K announcing the Company’s earnings for the quarter ending December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD.
(Registrant)

Date:	May 16, 2005	By:	/s/ Theodore R. Maloney
Theodore R. Maloney
Chief Executive Officer

Date:	May 16, 2005	By:	/s/ Thomas R. Moyes
Thomas R. Moyes
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Addendum to Promissory Note made by MediCor Ltd. in favor of International Integrated Industries, LLC, filed herewith.
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350