Form 10QSB/A
period 2003-09-30
MEDICOR LTD
filed 2005-06-06
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

(702) 932-4560

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On April 8, 2005, there were 18,146,056 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to the MediCor Ltd. (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the “Original Filing”), which was filed with the Securities and Exchange Commission on November 14, 2003, is being filed to amend the Original Filing to include as Exhibit 10.5 the Amendment No. 2 to Asset Purchase Agreement in its entirety.

As a result of this amendment, the certifications pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-QSB/A.

Except for the amendments described above, this Form 10-QSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index at Page 3.

(b)  Current Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD.
(Registrant)

Date: June 6, 2005	By:	/s/ Theodore R. Maloney
Theodore R. Maloney
Chief Executive Officer

Date: June 6, 2005	By:	/s/ Thomas R. Moyes
Thomas R. Moyes
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1 †	Form of Convertible Debenture Loan Agreement
4.2 †	Form of Convertible Debenture
4.3 †	Form of Amendment to Convertible Debenture
4.4 †	Form of Convertible Debenture Agreement
4.5 †	Form of Convertible Debenture
10.1 †	Employment Agreement Dated October 1, 2003 between the Registrant and Jim J. McGhan
10.2 †	Option Agreement dated October 27,2003 between the Registrant and Jim J. McGhan
10.3 †	Employment Agreement Dated September 1, 2003 between the Registrant and Theodore R. Maloney
10.4 †	Option Agreement dated September 2, 2003 between the Registrant and Theodore R. Maloney
10.5	Amendment No. 2 to Asset Purchase Agreement, dated as of October 16, 2003, filed herewith
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a), filed herewith
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a), filed herewith
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

†                  Previously filed.