Form 10QSB/A
period 2004-03-31
MEDICOR LTD
filed 2005-06-06
CIK 1143799

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

(702) 932-4560

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

On May 12, 2004, there were 18,045,265 shares of common stock outstanding

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to the MediCor Ltd. (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on May 19, 2004, is being filed to include amended Exhibits 10.1 and 10.2 to the Original Filing.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-QSB/A.

Except for the amendments described above, this Form 10-QSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 6.  EXHIBITS

(a)  Exhibits

See Exhibit Index at Page 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD.
(Registrant)

Date:	June 6, 2005	By:	/s/ Theodore R. Maloney
Theodore R. Maloney
Chief Executive Officer

Date:	June 6, 2005	By:	/s/ Thomas R. Moyes
Thomas R. Moyes
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Amended Distribution Agreement, filed herewith.
10.2	Form of Promissory Note, filed herewith.
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

*                                         Certain portions of this Exhibit, for which confidential treatment has been requested, have been omitted and filed separately with the Securities and Exchange Commission.