Form 10KSB/A
period 2004-06-30
MEDICOR LTD
filed 2005-06-06
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to the MediCor Ltd. (the “Company”) Annual Report on Form 10-KSB for the year ended June 30, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on September 20, 2004, is being filed to amend the Original Filing by re-filing the following exhibits only:

Exhibit 10.20, Agreement for the Sale and Purchase of the Shares of Laboratoires Eurosilicone S.A, dated as of May 17, 2004, by and between the Registrant and the sellers identified therein;

Exhibit 10.21, Stock Purchase Agreement between MediCor Latin America, S.A.de C.V., International Integrated Management, Inc., Carlos Francisco Lazo de la Vega Jasso and Héctor Jesús Chuliá de la Torre; and

Exhibit 10.23, Loan Agreement, dated September 10, 2004, between ES Holdings SAS and BNP Paribas.

As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-KSB/A.

Except for the amendments described above, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index at Page 4.

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
2.1 †

Agreement of Merger dated as of February 7, 2003, by and among Scientio, Inc., International Integrated Incorporated, SCMerger Ltd., certain members of International Integrated Incorporated and certain stockholders of Scientio, Inc. – Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2003.

2.2*	Agreement for the Sale and Purchase of the Shares of Laboratoires Eurosilicone S.A dated May 17, 2004, filed herewith.
2.3*

Stock Purchase Agreement between MediCor Latin America, International Integrated Management, Inc., Carlos Francisco Lazo de la Vega Jasso and Héctor Jesús Chuliá de la Torre dated August 27, 2004, filed herewith.

3.1 †	Certificate of Incorporation of the Registrant – Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2A filed September 14, 2001.
3.2 †	Certificate of Amendment of Incorporation of the Registrant – Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
3.3 †	Amended and Restated Bylaws of the Registrant – Incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
4.1 †	Form of Convertible Debenture Loan Agreement – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on From 10-QSB for the quarter ended September 30, 2003.
4.2 †	Form of Convertible Debenture – Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 and December 31, 2003.
4.3 †	Form of Amendment to Convertible Debenture – Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on From 10-QSB for the quarter ended September 30, 2003.
4.4 †	Form of Convertible Debenture Agreement – Incorporated by reference to Exhibit 4.4 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.
4.5 †	Form of Convertible Debenture – Incorporated by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.
4.6 †	Form of Investment Agreement – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.
10.1 †

Agreement of Merger, dated as of February 7, 2003, by and among Scientio, Inc., International Integrated Incorporated, SC Merger, Ltd., certain members of International Integrated Incorporated and certain stockholders of Scientio, Inc. – Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003

10.2* †

Securities Purchase Agreement, dated as of March 18, 2003, by and among the Registrant, Graeco2, Limited and AAB Corporation – Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003

10.3* †	Asset Purchase Agreement, dated as of April 25, 2002 – Incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
10.4 †	MediCor Ltd. 1999 Amended and Restated Stock Compensation Program – Incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
10.5 †	Lease Agreement between the Registrant and Skyview Business Park, LLC – Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
10.6 †

Lease Agreement Addendum between the Registrant and Skyview Business Park, LLC – Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.7 †

Employment Agreement dated June 2, 2003 between the Registrant and Thomas R. Moyes – Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.8 †

Option Agreement dated July 18, 2003 between the Registrant and Thomas R. Moyes – Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.9 †	Form of Consultant Warrant – Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
10.10 †	Form of Employee Stock Option – Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
10.11* †

Amendment No. 1 to Asset Purchase Agreement, dated as of November 20, 2002 – Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.

10.12 †

Employment Agreement dated October 1, 2003 between the Registrant and Jim J. McGhan – Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.13 †

Option Agreement dated October 27, 2003 between the Registrant and Jim J. McGhan – Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.14 †

Employment Agreement dated September 1, 2003 between the Registrant and Theodore R. Maloney – Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.15 †

Option Agreement dated September 2, 2003 between the Registrant and Theodore R. Maloney – Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.16 †

Amendment No. 2 to Asset Purchase Agreement, dated as of October 16, 2003 – Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.17* †	Form of Amended Distribution Agreement – Incorporated by Reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
10.18* †	Form of Promissory Note – Incorporated by Reference to Exhibit 10.2 of the Registrant’s Quarterly Report on From 10-QSB for the Quarter ended March 31, 2004.
10.19 †	Certificate of Designation, Preferences and Rights of Series A 8.0% Convertible Preferred Stock
10.20*	Reserved.
10.21	Reserved.
10.22 †	Transportation Dry Lease Agreement between MediCor and Global Aviation, LLC dated June 30, 2001
10.23*	Loan Agreement with BNP Paribas dated September 10, 2004, filed herewith.
21 †	Subsidiaries of the Registrant
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

*                 Certain portions of this Exhibit, for which confidential treatment has been requested, have been omitted and filed separately with the Securities and Exchange Commission.

†                  Previously filed.