Form 10KSB
period 2005-06-30
MEDICOR LTD
filed 2005-09-28
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-50442

MEDICOR LTD.

(Name of Small Business Issuer in Its Charter)

Delaware	14-1871462
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

4560 S. Decatur Blvd.
Las Vegas, Nevada	89103
(Address of Principal Executive Offices)	(Zip Code)

(702) 932-4560
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par value $0.001 per share

Check whether the issuer:  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the most recent fiscal year: $26,958,547.

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 26, 2005 was approximately $31,099,661, based on the average bid and asked prices on the OTC Bulletin Board on that date.

On September 26, 2005, there were 20,343,157 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes ☐No ☒

MEDICOR LTD.

Annual Report on Form 10-KSB
For the Fiscal Year Ended June 30, 2005

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

We file reports with the Securities and Exchange Commission (“SEC”).  We electronically file our Annual Reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports with the SEC.  You can read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1. BUSINESS

MediCor Ltd. is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets.  Current products include breast implants, other implants and scar management products.  The Company’s breast implant products are currently sold in approximately 70 countries, but are not sold in the United States or Canada.  Foreign (non-U.S.) sales are currently about 95% of total sales, with the largest country (Brazil) accounting for about 13% of sales.  We sell our products to hospitals, surgical centers and physicians, primarily through distributors, as well as through direct sales personnel.

Company History and Business Strategy

MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former Chairman and Chief Executive Officer of Inamed Corporation, McGhan Medical and McGhan Limited.  Our objective is to be a leading supplier of selected international medical devices and technologies.  To achieve this objective, we intend to build upon and expand our business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets. We intend to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights.  We believe that the acquisition of Eurosilicone SAS in July 2004 has had a material, positive impact on our historical sales and cash flow, increasing sales from about $1.4 million for the year ending June 30, 2004 to about $27 million for the year ending June 30, 2005 (as further detailed in the accompanying financial statements).

Products

Currently, MediCor has two main product lines:

•                  breast implants for aesthetic plastic and reconstructive surgery and

•                  scar management products.

Breast implant products

Our primary product line is breast implants, accounting for about 94%of total sales for the year ended June 30, 2005. With the acquisition of Eurosilicone in July 2004, we have become the third largest breast implant manufacturer in the world in terms of sales, with an estimated 17% of the non-U.S. market.  Sales in foreign (non-U.S.) countries are currently about 95% of total sales, with the largest country accounting for about 13% of sales.  Eurosilicone also manufactures a broad line of other implant products targeted for the aesthetic, cosmetic and reconstructive markets, including gluteal, calf, pectoral, malar and testicular implants, as well as external breast prosthesis, which account for less than 4% of total sales.  These other products account for approximately 5% of total sales.  The financing for the Eurosilicone acquisition was primarily provided through additional loans from International Integrated Industries, LLC, an affiliate of MediCor’s chairman, as more fully described in the financial statements and notes.

In addition, we currently are participating, directly or indirectly, in two PMA applications to bring breast implant products into the United States.  The likelihood and timing of obtaining FDA approval are uncertain as is the timing of commercialization in the United States for these or other products.

Scar Management Products

Biodermis, one of our subsidiaries, competes in the scar management market and distributes products used in the prevention and management of visible scar tissue known as keloid and hypertrophic scars. Sales from these products contributed about 6% of total sales for the year ended June 30, 2005.  The Biodermis products achieve therapeutic results by encapsulating the scar tissue with a soft, malleable, semi-occlusive polymer in the form of sheets and ointments that are believed to mimic the natural barrier function of the skin, improving the condition and appearance of scars. In the United States, the products are marketed under the names EpiDermTM silicone gel sheeting and XeragelTMsilicone ointment. Internationally, the same products are also marketed under the names TopiGelTM and DermaSofTM.

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

Sales and Marketing

We sell our products primarily through independent distributors worldwide, as well as through a small direct sales force.  We reinforce our sales and marketing program with appearances at trade shows, advertisements in trade journals, telemarketing and sales brochures.

Breast Implants

We sell our Eurosilicone breast implant and other products in over 70 countries (other than the United States and Canada), primarily through approximately 50 third-party distributors. Currently, we are awaiting completion of the required FDA submissions and FDA clearance to sell saline filled breast implants in the United States. The FDA approved PMA applications for two competitors’ saline filled products in 2000.  We believe that the FDA will approve other PMA applications for saline filled devices in the future following submission and their review of complete PMA applications.

Our strategy to gain entry into the U.S. saline filled breast implant market relies upon our contractual agreements with independent parties with whom we are working to obtain FDA approval of their PMA applications.  The PMA application for the Biosil inflatable saline breast implant has been submitted in module format, and we are addressing observations arising from the FDA review of the application. The four-year interval clinical trial data is currently being analyzed and will be submitted as a PMA amendment following completion of that analysis.  Although we anticipate submitting the appropriate data in response to the FDA’s observations and guidance in late 2005, there can be no assurance of timing, review or decision concerning the PMA application. We are also continuing to work with Poly Implants Protheses, S.A. (“PIP”) in furtherance of the PMA application for PIP’s pre-filled saline breast implant.  We are currently assisting in the collection of appropriate data through its ongoing clinical trial.  We intend to submit the PMA application to the FDA upon satisfactory completion of data collection and analysis. Although we anticipate submission of the completed PMA application during 2006, there can be no assurance of timing, review or decision concerning the PMA application.  Although we are not the manufacturer we do and will continue to provide technical and other assistance with the clinical trials and regulatory efforts.

In January 2004, the FDA issued Draft Guidance for Saline, Silicone Gel, and Alternative Breast Implants.  While this guidance applies to all types of breast implants, it is most significant in understanding the new requirements for silicone gel breast implants.  We anticipate that this guidance will be the basis for the FDA’s review of PMA applications, including those relating to saline filled implants, going forward. Although, there have been regulatory actions on silicone filled breast implants since issuance of the new guidelines, the FDA’s interpretation and understanding of the new guidance has yet to be demonstrated through formal decisions concerning final approval of any applications.  No public review by the FDA of any alternative breast implants has been undertaken.

Our strategy to enter the U.S. market for silicone gel breast implants is based upon our products currently manufactured and marketed outside the United States.  In April 2005, an FDA advisory panel reviewed the PMA application for each of our two competitors and recommended approval for one and disapproval for the other.  Consistent with the panel recommendation, in July 2005, the FDA issued a letter to one of these competitors indicating that its application was in approvable form.  Customarily, within a few months following issuance of such a letter the FDA approves the PMA application.  It is currently unclear what decision the FDA will make regarding the other application.  We intend to initiate clinical trials and PMA applications in the United States in the future in accordance with current FDA guidance and based on product lines marketed internationally. The FDA evaluates each PMA application on its own merits and independently of competing applications.  There can be no assurance that our clinical trial and PMA application efforts in the future will lead to FDA approval of any such application.

Our earlier distribution of saline-filled products in the United States was based upon the manufacturers having obtained what is known as 510(k) regulatory status for the devices.  This refers to a section of FDA regulations that permits the marketing of medical devices without a PMA.  Following the approval in 2000 of two competitors’ PMA applications for saline breast implants, we were notified that direct sales of the PIP implants to customers would be suspended until the specific products we were distributing received a PMA. The private company sponsors for both the PIP and Biosil PMA applications were pursuing their PMA applications from 1999-2000, but unlike the large U.S.-based manufacturers, neither had a U.S. clinical trial underway at the time of the FDA’s call for PMAs for saline breast implants. In addition, neither sponsor had extensive FDA or PMA experience.  As a result, neither PMA application advanced as quickly as may have occurred if it previously had more significant funding and expertise. Nonetheless, each PMA application has since advanced in a reasonable manner as we have more recently become more involved in providing assistance and expertise to enhance the prospects for success and timing of the PMA applications. As is customary in the PMA application process, through ongoing dialogue with the FDA, each of the PMA sponsors has continued to amend and refine its regulatory submissions, including their presentations of clinical study data and each continues an ongoing dialogue with the FDA concerning their applications. The FDA’s approval of either or both of these PMA applications will provide regulatory clearance to resume our distribution of saline breast implants in the United States.

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

Competition

Breast Implants

We face competition in every aspect of our business, and particularly from other companies that acquire, develop, manufacture or market breast implants and breast implant related products. Currently, we consider our primary competitors in the U.S. breast implant market to be Inamed Corporation and Mentor Corporation.  In the near term, as we bring products currently scheduled for U.S. distribution to the U.S. market, we will offer only saline filled implants, while Inamed and Mentor will offer saline and silicone filled implants.  In the future we may bring a full line of implant types to the U.S. market.  Through Eurosilicone, we compete internationally with several manufacturers and distributors, including Inamed Corporation, Mentor Corporation, Silimed, S.A. Poly Implants Protheses, S.A., Nagor Limited, Laboratories Sebbin S.A., and Laboratoire Perouse Implant S.A.  In these international markets, we offer a broad line of saline and silicone filled implants although approximately 96% are silicone implants; these include various sizes, shapes, textures and cohesiveness, to compete across the various available product offerings of our competition.

We believe that the principal factors that will allow our products to compete effectively are high-quality product consistency, product design, broad product array, management’s knowledge of and sensitivity to market demands, plastic surgeons’ familiarity with our management and products, and our sales and marketing efforts.

Scar Management Products

Currently, we estimate there are approximately 15 companies in the United States and international markets competing for market share among dermatologists and plastic and reconstructive surgeons for products that are competitive with those of Biodermis. EpiDerm, also sold as DermaSof and TopiGel, and Xeragel comprise Biodermis’ principal product line and compete against such product lines as “Cica Care,” by Smith and Nephew, “ReJuveness,” by ReJuveness Pharmaceuticals, “Kelo-Cote” by Advanced Bio-Technologies, Inc., “New Beginnings,” by PMT Corporation, and others.

EPIfoam post-operative compression foam has no direct product-type competition.  However, it competes to some extent with a product known as “Reston” foam, manufactured by 3M, a piping and insulation product which is occasionally used off-label by surgeons.  HydroGOLD hydrogel sheeting competes against such products as “2nd Skin,” by Spenco Corp. and “HydraSkin” by HydraSkin Corp.

Research and Development

We use employee and independent consultant scientists, engineers, and technicians to work on material technology and product design as part of our research and development efforts. Our research and development expense is currently primarily directed toward supporting the clinical trials of our manufactured products or products which we seek to distribute for third parties.  In addition, we direct research and development toward development or acquisition of new and improved products based on scientific advances in technology and medical knowledge, together with input from the surgical profession.  We have incurred expenses of $2,691,333 and $2,149,049 for the years ended June 30, 2005 and 2004, respectively, for research and development.  The increase was attributed to non-recurring expenses of $148,082 incurred in obtaining required government approvals for the PIP saline breast implants and $394,202 for other expenses relating to the development of product lines.

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

Our intellectual property includes trademarks, patents and trade secret information. Our trademarks cover a large percentage of our commercial products.  Most marks are registered in the United States, some are registered outside the United States and additional registrations are being pursued.  Our current commercial breast implant line is manufactured and distributed completely outside the United States.  Its design technology and manufacturing technology are considered trade secrets.  United States patents to which we have acquired ownership and the corresponding foreign patents protect technology under investigation in the research and development of a new generation of breast implant fillers, shell material and component design.  While we are hopeful that this research will produce proprietary products, we cannot assure that any developments will be commercialized or that any of our current patents will be material.  Another U.S. patent protects a minor product in our dermatology and wound care offerings.

All patents mentioned in the preceding discussion (except that covering dermatology) were acquired through the acquisition of Intellectual Property International, Inc.  The patents currently expire at various dates from November 2009 to May 2024.  Additional patents are pending in the United States and in the European community based on new improvements to the specific technology portfolio so acquired.

Manufacturing and Raw Materials

Breast implants

Our Eurosilicone products are manufactured at the Eurosilicone facility in Apt, France. These products are produced in controlled environments utilizing specialized equipment for precision measurement, quality control, packaging and sterilization at a third-party location.  The Eurosilicone facility and its operations are subject to standards and government regulation and inspection for manufacturing facilities similar to the U.S.

Prior to 2000, we sold breast implants manufactured in France by PIP.  These products were also produced in controlled environments utilizing specialized equipment for precision measurement, quality control, packaging, and sterilization.   The manufacturing activities for products sold in the U.S. are subject to FDA regulations and guidelines, and these products and their manufacturing procedures were reviewed by the FDA prior to the FDA’s call for a pre-marketing approval for saline breast implants in 2000.  Poly Implants Protheses’ manufacturing activities are also subject to regulatory requirements and periodic inspections by European regulatory agencies.

There are a very few qualified suppliers of high quality, silicone raw materials in the world.  To the extent we build or acquire manufacturing capability, we will most likely be required to purchase our silicone raw material supplies for production of breast implants from a single-source supplier.   Eurosilicone relies upon one manufacturer for its silicone raw material supplies, the same supplier used by our two largest competitors.

Scar Management Products

Biodermis has developed product lines though original equipment manufacturer vendors.  These vendors are single-source suppliers due to the highly specialized nature of the products and the regulatory requirements for the manufacturing of the products.  Biodermis is responsible for the governmental regulatory submissions for the products they distribute, as well as a required vendor audit program and internal controls for all aspects of product flow through the facility.

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

Environmental Compliance

Our manufacturing facilities are regulated by various national, state, regional and local laws. We believe that our operations are in compliance with all applicable laws and we received no citations or notices of violations in fiscal 2005. We expect to incur some expenses in fiscal 2006 to maintain our compliance level.

Government Regulation

Medical devices are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign government health agencies. These regulations, as well as various U.S. federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping, and marketing of these products.  The majority of our product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the United States and other countries.  The lengthy process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of substantial resources.  Regulatory approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed.  Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, or use or their withdrawal from the market.

Regulation of Medical Devices

Our current products are medical devices intended for human use and are subject to regulation by FDA in the United States. Unless an exemption applies, each medical device we market in the U.S. must have a 510(k) clearance or a pre-market approval (PMA) in accordance with the federal Food, Drug, and Cosmetic Act of 1976, as amended. FDA regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety data obtained under approved clinical protocols.  FDA regulation divides medical devices into three classes.  Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, good manufacturing practices and other general requirements. Class II devices are subject to special controls in addition to general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes data, including clinical data, supporting the safety and effectiveness of the device.  Manufacturing must comply with the FDA’s Quality System Requirements for   “good manufacturing practices,” and the compliance is verified by detailed FDA inspections of manufacturing facilities. These regulations also require reporting of product defects to the FDA.  Periodic reports must be submitted to the FDA, including any descriptions of any adverse events reported.  The majority of our products are regulated as Class III medical devices.  The advertising, promotion and distribution of medical devices are regulated by the FDA and the Federal Trade Commission (“FTC”) in the U.S.

Products marketed in the European Community must comply with the requirements of the European Medical Device Directive, or MDD, and must be CE-marked. Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products.  These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications.  Our Eurosilicone breast implant line marketed outside the United States has received the European CE mark and has been registered or approved for sale in other markets.  The CE Mark provides sufficient regulatory status for the products to be marketed throughout most of the European and eastern European countries. In Central and South America, Eurosilicone has received regulatory approval for its breast implant line in several countries, including Brazil and Argentina. Eurosilicone’s breast implant product line has also received approval from the TGA in Australia. Regulatory registration has been achieved in China.  Russian authorities have authorized registration for Eurosilicone’s breast implants and a variety of Eurosilicone’s other implantable silicone devices.  Eurosilicone also distributes its breast implant product line in several countries that do not require additional regulatory approval.

Failure to comply with these domestic and international regulatory standards and requirements could affect our ability to market and sell our products in these countries.  The current regulatory status of our Biodermis products is discussed in the “Manufacturing and Raw Materials” section above.  The current regulatory status of the Eurosilicone products and the breast implant products we distribute is discussed above and in the “Company History and Business Strategy” section above. Failure to comply with FDA regulations could result in requirements by the FDA to correct such conditions while allowing the affected products to remain on the market.  In more serious situations, failure to comply with FDA regulations could result in products being recalled and/or products being prevented from sale in the United States or prevented from exportation abroad.

Regulation of Manufacturing

For medical devices sold in the United States the manufacturing processes and facilities are subject to continuing review by the FDA and various state and other national agencies.  These agencies inspect quality systems and facilities from time to time to determine whether they are in compliance with various regulations relating to manufacturing practices and other requirements.  Facilities that manufacture products sold in the U.S. must comply with the FDA’s Quality System Regulation requirements for good manufacturing practices.  For products sold in Europe, we must demonstrate compliance with the ISO 13485 and EN 46000 international quality system standards.  The regulatory status of our manufacturing facilities is discussed under “Manufacturing and Raw Materials” above.

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

Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.  Because many of our competitors internationally are not subject to such restrictions, our adherence to these laws may place us at a competitive disadvantage.

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

Product Replacement Programs

We have always conducted our product service and support activities with careful regard for the consequences to patients.  As with any medical device manufacturer however, we occasionally receive communications from surgeons with respect to various products claiming the products were defective, lost volume, or have otherwise failed.  In the case of a deflation of a saline-filled breast implant product sold by us and implanted in the U.S., in most cases our product replacement program provides for a free replacement implant and limited financial assistance paid to the surgeon to help reduce the costs of a replacement surgical procedure.  In order to receive the surgical assistance, the deflation must have occurred within ten years of the original implantation, and certain other claim procedures must be met.  We do not warrant any level of aesthetic result and, as required by government regulation, make extensive disclosure concerning the risks of our products and implantation surgery.  In April 2005, our Eurosilicone subsidiary announced its Breast Aesthetics Marketing Alliance (“BAMA”) which includes as an integral part of its Ultimate Patient Satisfaction Program (“UPSP”), a comprehensive customer support program that includes a robust product a product replacement program.  This program covers not only product deflation, but also aesthetic results in specified circumstances for surgeons committed to purchasing at least 80% of their breast implants from Eurosilicone. As of the year ended June 30, 2005, we have not committed to such a program nor signed up any distributors or doctors.  Eurosilicone intends to begin enrolling doctors in its BAMA program and the UPSP in fiscal 2006.

Financial Information About Geographic Areas

A majority of our sales and substantially all of our long-lived assets are outside the U.S.  We expect that in the near future our financial assets and sales will be primarily outside of the U.S., including manufacturing assets in France, and sales into over 85 countries.  If we receive approval to sell breast implant products in the U.S., this could change materially.

Working Capital and Product Inventories

When in the past we have sold breast implant products, we maintained significant breast implants consignment inventories, consistent with industry practice.  With the exception of MediCor Mexico, Eurosilcone’s direct distributor, which had no material inventory at June 30, 2005, there were no other direct subsidiaries with consignment inventory.  We do expect this practice to continue if we reintroduce products to the market.  Since a doctor may not be sure of the exact size of breast implant required for implantation and cannot be sure that no accidental damage will occur to an implant, the doctor is likely to order extra quantities and sizes beyond the quantity and size ultimately used in surgery.  By carrying a consignment inventory of typical sizes at certain hospitals and other medical offices, we reduce the level of product return subsequent to surgery.

We attempt to manage inventories to a level that permits good customer service.  Additionally, there are inventory builds prior to launching new products.

Our accounts receivable payment terms have been and we anticipate them to continue to be consistent with normal industry practices for each of our market segments.

Other than one-time purchase accounting adjustments that increased Eurosilicone’s work-in-process inventory, for the year ended June 30, 2005, we experienced no material changes or fluctuations in Eurosilicone’s historical working capital or inventories.  Our working capital and product inventories may change materially in the future, especially if we continue to experience strong sales growth and demand for our products.  We anticipate that inventory and accounts receivable will be consistent with norms in the industry and consistent with Eurosilicone’s history.

Employees

As of June 30, 2005, we had approximately 245 full-time or full-time equivalent employees, approximately 20 of whom are in the United States and approximately 210 of whom are in France and 15 of whom are in other countries. From time to time, we also engage consultants on short- or long-term contracts, primarily in connection with research and development projects.  We have one employee that is represented by a labor union in France and all other employees at Eurosilicone are represented by a statutory workers’ council.

We recognize the importance of environmental responsibility and the need to provide a safe and healthy workplace for our employees by complying with all federal, state, and local laws, rules, and regulations.  During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees’ health and safety.  We do not expect any significant capital expenditures to comply with environmental, health, or safety regulations in fiscal 2006.  We believe that our current systems and processes are adequate for current needs.

Risks and Uncertainties

If we are unable to maintain satisfactory agreements with third-party manufactures to distribute saline filled breast implants in the United States, we may not be able to distribute those products in the United States.

We currently are dependent on maintaining rights to distribute in the United States breast implant products manufactured by third parties.  We may not be able to maintain these rights on acceptable terms or at all.  If we fail to maintain these rights, we may not be able to sell breast implant products in the United States for a number of years, if at all.

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

The medical device industry is highly competitive and is subject to significant and rapid technological change. We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, will be crucial to our success.  We are continually engaged in product development and improvement programs to establish and improve our competitive position.  We cannot, however, guarantee that we will be successful in enhancing our existing products or products we have in development or clinical trials.  Nor can we guarantee that we will be successful in developing new products or technologies that will timely achieve regulatory approval or receive market acceptance.  Once developed, we must also timely obtain regulatory approval for our products, the failure of which may cause our products to be obsolete once regulatory approval is granted.  Two of our competitors are in the advanced stage of obtaining regulatory approval for their silicone filled breast implants in the United States, while we have not started the regulatory process for those products in the U.S.  This could put us at a significant disadvantage in the U.S. market. The lack of U.S. regulatory approval for our products, in the face of our competitors’ approvals, may also adversely affect us in foreign markets.

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

To accomplish our plans to conduct our current operations, to expand our current product lines and markets and to purchase new companies, products and intellectual property, we need substantial additional capital, which we may not be able to obtain. We currently have significant debt that must be serviced.  While we have to date been funded in substantial part by an affiliate of our chairman, we do not anticipate this funding source will provide sufficient capital to finance our intended growth strategy, and we expect that we will need significant external financing to accomplish our goals.  Our primary lender is an affiliate of our chairman and may also seek to collect its debt on an accelerated basis, which we would be unlikely to be able to do.  We have in the past and will likely in the future negotiate with potential equity and debt providers to obtain additional financing, but this additional financing may not be available on terms that are acceptable to us, or at all.  If adequate funds are not available, or are not available on acceptable terms, our ability to operate our business or implement our expansion and growth plans will be significantly impaired.  In addition, the financial terms of any such financing, if obtainable, may be dilutive to existing stockholders.

We rely on our chairman for continued capital funding, management direction and strategic planning and we do not presently have any alternative funding or a management transition plan in place.

We rely on our chairman, Donald K. McGhan, for our continued capital funding, management direction and strategic planning.  Mr. McGhan is our principal lender, principal stockholder, chairman of our board of directors and a member of our four-person executive committee.  Consequently, Mr. McGhan has substantial influence over significant corporate transactions, including acquisitions that we may pursue.  Although we have no written charter, our executive committee generally functions on the basis of consensus, though Mr. McGhan’s multiple roles and significant financial and stockholder stake are typically considered.  To date, we have not had any event where Mr. McGhan has sought to or exercised any type of unilateral control over us, though there can be no assurance that this will not happen in the future.  The loss of Mr. McGhan’s services or financial support to our company could materially and adversely affect our operations.  We do not presently have a written or other well-established management or financing transition plan in the event we were to lose the services or financial support of Mr. McGhan.

Because we have only a limited operating history and our business strategy calls for significant growth through new products and acquisitions, there is significant uncertainty about our business and prospects.

MediCor and its subsidiaries have only been operating since 1999. Although our Biodermis and Eurosilicone operations have been in existence for longer periods of time, Biodermis has only operated under our management since its acquisition in 2001 and Eurosilicone has only operated under MediCor’s management since its acquisition in July 2004.  Significantly, during much of our history we have also been prevented from selling our primary existing product, breast implants, in the U.S. market due to the FDA’s 2000 call for a PMA for those products.  As a result, all of our revenues prior to the Eurosilicone acquisition were derived primarily from our scar management products.  Revenue generated by our Biodermis subsidiary has not been significant, and we do not expect more than modest internal growth in that segment.  As a result, our historic business platform is not necessarily indicative of our future business or prospects.

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

Because our strategy is based on successfully making acquisitions and otherwise diversifying or expanding our product offerings, we are exposed to numerous risks associated with acquisitions, diversification and rapid growth.

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

We expect that, at least for the foreseeable future, we will be required to use primarily cash consideration for acquisitions. We likely will be required to obtain significant third-party financing to accomplish these acquisitions.  This financing may not be available on acceptable terms, if at all.  The terms of any such financing may be dilutive to existing stockholders.

Acquisitions, distribution agreement terms, product research and development, and regulatory approvals and compliance can result in significant reserves, write-offs and litigation.

Some aspects of our business, such as acquisitions, distribution agreements with third parties and product research and development, including regulatory approvals and compliance, have significant and sometimes unpredictable events that can result in material financial and accounting events, including reserves, write-offs and litigation.  For example, in our Eurosilicone acquisition, we made an aggregate of $754,463 in negative purchase accounting adjustments, we have incurred a total of $6,700,042 in reserves and write-offs in connection with our PIP.America subsidiary’s distribution agreement with PIP because of past uncertainties regarding PIP’s ability to pay its portion of the product replacement program for its products distributed in the United States, and Eurosilicone is party to litigation with one of its distributors in which damages of €4 million are alleged.  These aspects of our business, such as acquiring companies and technologies, establishing and administering distributor relationships and developing new products, are part of our business strategy.  As a result of the significance of these events, their unpredictable timing and frequency and the variance in structure and outcome, these events and their financial impact are unpredictable and can create material fluctuations in our financial results.

If our intellectual property rights do not adequately protect our products or technologies, others could compete against us more directly.

Our success depends in part on our ability to obtain patents or trademarks or rights to patents or trademarks, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our patents, trademarks and other intellectual property rights.  We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses and we are able to enforce those rights.  Patent protection generally involves complex legal and factual questions and, therefore, enforceability and enforcement of patent rights cannot be predicted with certainty.  Patents, if issued, may be challenged, invalidated or circumvented.  Thus, any patents that we own or license from others may not provide adequate protection against competitors.  In addition, our pending and future patent applications may fail to result in patents being issued.  Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies.  Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition to patents and trademarks, our intellectual property includes trade secrets and proprietary know-how.  We seek protection of this intellectual property primarily through confidentiality and proprietary information agreements with our employees and consultants.  These agreements may not provide meaningful protection or adequate remedies for violation of our rights in the event of unauthorized use or disclosure of confidential and proprietary information.  Failure to protect our proprietary rights could seriously impair our competitive position.

We depend on a limited number of suppliers for certain raw materials and the loss of any supplier could adversely affect our ability to manufacture many of our products.

We currently rely on a single supplier for silicone raw materials used in many of our products.  We only have an oral supply agreement with this supplier which includes an understanding that they will transfer the necessary formulations to us in the event that it cannot meet our requirements.  We cannot guarantee that this agreement will be enforceable or that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner.  We will also depend on a sole or limited number of third-party manufacturers for silicone breast implants to be distributed by us in the North America market.

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

Our success will depend upon our ability to attract and retain key managerial, financial, technical, selling and marketing personnel.  The lack of key personnel might significantly delay or prevent the achievement of our development and strategic objectives.  Although we maintain a key man policy on two of our Eurosilicone managers for the benefit of our commercial bank lenders, we do not maintain any other key man life insurance on any of our employees.  Other than certain of our executives who are parties to employment agreements, none of our employees is under any obligation to continue providing services to us.  We are continuing to build our management and technical staffs. We believe that our success will depend to a significant extent on the ability of our key personnel, including the new management and technical staffs, to operate effectively, both individually and as a group.  Competition for highly skilled employees in our industry is high, and we cannot be certain that we will be successful in recruiting or retaining these personnel.  We may also face litigation from competitors with hiring personnel formerly employed by them.

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

In the past, the breast implant manufacturing industry has been subject to significant litigation alleging product liability. We also have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale.  In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure.  Some breast implant manufacturers that suffered these types of claims in the past have been forced to cease operations or even to declare bankruptcy.  We may also face a substantial risk of product liability claims from other products we may choose to sell.  In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons.  Product liability claims, relating to alleged product defects, are distinguishable from product warranty claims, which relate to allegations that products do not meet warranties of merchantability or fitness for a particular purpose.  We address the substance of potential product warranty claims relating to products distributed by us in the United States through our product replacement programs discussed above in this Item 1, “Business.”

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

Lawsuits have been filed naming us or one of our subsidiaries, the French manufacturer from which we purchase breast implant products, and the U.S. distributor of those same products who preceded our subsidiary in the U.S. market.  In these suits the plaintiffs have sought or currently seek, among other things, class action status for claims, including claims for breach of warranty.  The claims arise from products distributed both before and after our subsidiary that distributed the products came into existence.  Although certain of the claims arise from products distributed by the other distributor prior to our subsidiary coming into existence, we have still been named as a defendant.  While we have reserved an amount equal to the outstanding product replacement claims for claims arising from products our subsidiary did distribute, the plaintiffs are seeking to hold our subsidiary responsible for more damages.  There can be no assurance we can terminate the litigation as to our subsidiary for reserved amounts.  Although our subsidiary is indemnified by three separate entities, including Poly Implants Protheses, S.A., the French manufacturer, PIP/USA, Inc. the previous distributor, and Mr. Jean Claude Mas, personally, there can be no assurance this indemnity will protect us, as there is no guarantee the French manufacturer, the previous distributor, or Mr. Mas will, or is able to, honor the indemnification they have provided.  If our subsidiary is unsuccessful in defending against the claims involved in these suits, or if class action status is achieved, and the indemnification were to prove non-reliable, our subsidiary could be responsible for significant damages above the reserves and available assets needed to satisfy such a judgment.

Our Eurosilicone operation does not carry product liability or similar insurance and may expose us to additional risk.

Our French Eurosilicone subsidiary has not in the past had a formal or informal product replacement or any similar program.  It also does not have a history of product-related litigation.  We believe this is in part due to not selling products in the United States, which historically has been much more litigious than the rest of the world.  Eurosilicone also has in the past relied on third-party distributors in countries where sales occur to support those products.  Eurosilicone recently began introducing a product replacement program on a country-by-country basis.  The institution of this product replacement program outside the United States or significant changes in litigation experience outside the United States may expose our Eurosilicone subsidiary to additional potential liability.  Although we have policies of carefully observing corporate formalities and otherwise seeking to preserve the protection of the corporate form, there can be no assurance that some or all of these potential liabilities will not expose us or our other subsidiaries to potential liabilities as well.

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

The production and marketing of our products and intended products and our research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities, both in the United States and abroad.  Most of the medical devices we sell or intend to sell or develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process before they can be marketed.  This process makes it longer, more uncertain and more costly to bring the products to market, and some of these products may not be approved, or, once approved, they may be recalled.  The pre-market approval process can be particularly expensive, uncertain and lengthy.  Many devices for which FDA approval has been sought by other companies have never been approved for marketing.  In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures.  If we or our suppliers or collaborative partners do not comply with applicable regulatory requirements, this could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of FDA or other government entity approval of new products would adversely affect our business.

Delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, or changes in regulatory policy during the period of product development in the United States and abroad.  In the United States, there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses.  Internationally, there is a risk that we or our suppliers or collaborative partners may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted.  It is possible, for example, that we or our suppliers or collaborative partners may not receive FDA approval to market our current or future products for broader or different applications or to market updated products that represent extensions of our, our suppliers’ or collaborative partners’ basic technology.  In addition, we or our suppliers or collaborative partners may not receive export or import approval for products in the future, and countries to which products are to be exported may not approve them for import.

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

If our use of hazardous materials results in contamination or injury, we could suffer significant financial loss.

Our manufacturing and research activities involve the controlled use of hazardous materials.  We cannot eliminate the risk of accidental contamination or injury from these materials.  In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources.

It is unlikely that we will issue dividends on our common stock in the foreseeable future.

We have never declared or paid dividends on our common stock and do not intend to pay dividends in the foreseeable future.  The payment of dividends in the future will be at the discretion of our board of directors.  Therefore, an investor who purchases our common stock, in all likelihood, will only realize a profit on its investment if the market price of our common stock increases in value.

We will sell additional equity securities in the future which will be at undetermined prices and will reduce the percentage of our equity owned by our existing stockholders.

In the future we will sell additional shares of our common stock, or other securities convertible into or otherwise entitling the holder to purchase our common stock.  In the future we will also issue additional options to purchase our common stock to our employees, possibly including our executive officers, and our directors, and possibly to consultants and vendors.  We also intend to issue shares of our common stock in connection with acquisitions or other commercial transactions and to holders of outstanding debt, including holders that are affiliates.  All such sales and issuances of our common stock, other equity securities and warrants and options to purchase our common stock, will be at presently undetermined prices, which may be lower than prices at which other holders of common stock purchased such shares and dilutive to those holders, and will reduce the percentage of our equity owned by our existing stockholders.  These issuances may also adversely affect prevailing market prices for our common stock.

The exercise of outstanding options and conversion rights will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying these options and conversion rights may adversely affect prevailing market prices for our common stock.

As of the date of this filing, there are outstanding options to purchase an aggregate of 6,018,532 shares of our common stock at per share exercise prices ranging from $0.08 to $4.30.  Furthermore, outstanding shares of our series A preferred stock may be converted into 1,615,351 shares of our common stock at any time, and outstanding convertible debentures may be converted into an aggregate of 80,000 shares of our common stock at any time.  In addition, we may issue additional shares of our common stock in respect of dividends paid on outstanding shares of our series A preferred stock.  The exercise of such outstanding options and conversion rights will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options and conversion rights may adversely affect prevailing market prices for our common stock.

The price of our common stock has historically been volatile.

The market price of our common stock has in the past been, and may in the future continue to be, volatile.  A variety of events, including quarter-to-quarter variations in operating results or news announcements by us or our competitors as well as market conditions in the medical device industry generally or the breast implant segment of that market specifically or changes in earnings estimates by securities analysts may cause the market price of our common stock to fluctuate significantly.  In addition, the stock market has experienced significant price and volume fluctuations which have particularly affected the market prices of equity securities of many companies and which often have been unrelated to the operating performance of such companies.  These market fluctuations may adversely affect the price of our common stock.

Our common stock is thinly traded on the Over-the-Counter Bulletin Board, which may not provide liquidity for our investors.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market or national or regional exchanges, such as the New York Stock Exchange and the American Stock Exchange. Securities traded on the OTC Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  Although we have commenced the application process to have our common stock listed on the American Stock Exchange, there can be no assurance that our common stock will be approved for listing and our stated intention to seek to list our common stock on the Exchange, may itself adversely affect investors’ willingness to trade our stock unless and until such listing.  The SEC’s order handling rules, which apply to Nasdaq-listed securities, do not apply to securities quoted on the OTC Bulletin Board. Quotes for stocks included on the OTC Bulletin Board are not listed in newspapers.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of shares of our common stock may have been unable to resell their shares at or near their original acquisition price, or at any price.  If our common stock is approved for listing, because we will have no prior trading history on the American Stock Exchange, there also can be no way to determine the prices or volumes at which our common stock would trade on the Exchange if it were so listed.  Holders of shares of our common stock may not be able to resell their shares at or near their original acquisition price, or at any price.

We have been subject to the penny stock regulations and will continue to be unless and until our common stock is listed on a national securities exchange or quoted on the Nasdaq Stock Market.

SEC regulations require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  These regulations generally define a penny stock to be an equity security not listed on a national securities exchange or quoted on the Nasdaq Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions.  Accordingly, we have been subject to the penny stock regulations, including those regulations that require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and which impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally, institutional investors).  In addition, under penny stock regulations, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  Moreover, broker-dealers who recommend “penny stocks” to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.  These regulations tend to limit the ability of broker-dealers to sell our securities and thus the ability of purchasers of our securities to sell their securities in the secondary market.  Unless and until our common stock is listed on a national securities exchange or quoted on the Nasdaq Stock Market or trades consistently above $5.00 per share, our common stock will be defined as a penny stock and be subject to these disclosure and trading restrictions.

The terms of our outstanding preferred stock or future preferred stock may negatively affect the value of our common stock.

We have the authority to issue an aggregate of 20,000,000 shares of preferred stock which may be issued by our board of directors with such preferences, limitations and relative rights as our board may determine without a vote of our stockholders. Presently we have authorized 45,000 shares of preferred stock in one series, Series A 8.0% Convertible Preferred Stock, 6,219 of which were outstanding on the date of this filing. Our series A preferred stock has, and other classes of our preferred stock we may issue in the future will have, priority over our common stock in the event of liquidation or dissolution.  In the event of our liquidation or dissolution, our then-outstanding preferred stock (including series A preferred stock) will have priority of payment over all shares of our common stock.  Preferred stock also generally has priority on payment of dividends over common stock.  Our series A preferred stock has this priority, meaning that no dividends may be paid on our common stock unless all accrued dividends on our series A preferred stock have been paid.  Each holder of convertible preferred stock (such as our series A preferred stock) may also generally, at the holder’s option, convert the preferred stock into common stock at any time.  We cannot predict whether, or to what extent, holders of convertible preferred stock will convert to common stock.  Preferred stock may also provide that the holders thereof may participate with the holders of common stock on dividends or liquidation.  This may have the effect of substantially diluting the interest of the common stock holders.  Our series A preferred stock is not a participating preferred stock, though it is convertible into our common stock.

Our series A preferred stock is presently convertible into shares of our common stock at a price of $3.85 per share of common stock based on the initial $1,000 liquidation preference per share of series A preferred stock.  Our series A preferred stock also votes on an as-converted basis, has the right to elect two of our seven authorized directors and has special voting rights on specified significant transactions or events.  The certificate of designation for the series A preferred stock, which is an exhibit to this report, includes a provision that if certain EBITDA or common stock value targets are not met by June 30, 2008, then the liquidation preference of our series A preferred stock will be increased pursuant to a formula, capped at an additional 83% of the original liquidation preference of the originally issued series A preferred stock.

The perceived risk of dilution or any actual dilution occasioned by the conversion of our series A preferred stock, any other future series of preferred stock and/or issuance of awards under our 1999 stock compensation program may discourage persons from investing in our common stock or cause our stockholders to sell their shares, which would contribute to the downward movement in stock price of our common stock.  New investors could also require that their investment be on terms at least as favorable as the terms of our series A preferred stock (or another series of preferred stock) due to the potential negative effect of the dilution on a potential investment.  In addition, downward pressure on the trading price of our common stock could encourage investors to engage in short sales, which would further contribute to downward pressure on the price of our common stock.

The rights, preferences, powers and limitations of our series A preferred stock, as well as those of any future series of preferred stock as may be established, may have the effect of delaying, deterring or preventing a change of control of our company.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit stockholders’ recourse in the event of action not in stockholders’ best interests.

Our certificate of incorporation limits the liability of directors and officers to the maximum extent permitted by Delaware law.  In addition, our certificate of incorporation authorizes us to obligate our company to indemnify our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Delaware law.  Our bylaws require us to indemnify each present or former director or officer, to the maximum extent permitted by Delaware law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us.  In addition, we may be obligated to fund the defense costs incurred by our directors and officers.  These limitations on recourse against officers and directors and the affirmative protections of officers and directors may limit or restrict actions by or on behalf of the company or stockholders, which could adversely affect the company our stockholders.

Concentration of ownership of our common stock by our management and others and termination of employment agreements we have entered into with our executive and other officers could negatively affect the market price of our common stock because they discourage open market purchases of our common stock by purchasers who might seek to secure control of MediCor.

Our officers and directors as a group currently own an aggregate of 12,049,914 shares of common stock, hold securities convertible into 117,403 shares of common stock, and have been granted options to purchase an additional 1,132,258 shares of common stock.  Not all of these options can be exercised immediately and the options are exercisable at prices ranging from $1.50 to $4.30 per share.  We may in the future issue additional shares of common stock, or securities exercisable for or convertible into common stock, to our officers or directors.

If our executive officers and directors exercised all their options and converted all of the securities beneficially owned by them into an aggregate of 13,299,575 shares of our common stock, our officers and directors would own approximately 65% of our then-outstanding common stock.  This concentration of ownership would probably insure our management’s continued control of MediCor.

In addition, International Integrated Industries, LLC, or International Integrated, an affiliate of our chairman, currently holds approximately $50,533,489 of our debt.  If some or all of that debt were converted into our common stock, International Integrated could own a substantial percentage of our outstanding common stock.  This additional concentration of ownership of our common stock could further discourage persons from making open market purchases of our common stock for the purpose of securing a controlling interest in MediCor and thereby prevent increases in the market price of our common stock.

We have entered into employment agreements with Messrs. Theodore Maloney, Jim McGhan and Thomas Moyes, three of our executive officers.  These agreements provide for payments to them in the event that their employment is terminated by us, including without “good reason” as defined in the agreements.  We will pay an amount equal to two times the annual base compensation paid by us to such person plus applicable pro rata bonus amounts in the event of a termination by us without cause, as defined in the agreements, or a termination by the executive for good reason, which includes the occurrence of a change in control, as defined in the agreements.  The employment agreements further provide that in the event of the death or disability of any of Messrs. Maloney, McGhan or Moyes, we will pay to such person an amount equal to three months’ compensation or compensation through the date our long-term disability policy begins paying benefits, as applicable.  These termination-of-employment agreements may discourage persons from making open market purchases of our common stock for the purpose of securing a controlling interest in MediCor.

ITEM 2.    PROPERTIES

Our Eurosilicone subsidiary leases approximately 91,300 square feet of land and three buildings consisting of approximately 44,100 square feet of manufacturing, storage and office space located in Apt, France. The terms of the leases expire in December 31, 2009 (approximately 23,400 square feet of building and land), December 31, 2010 (approximately 68,200 square feet of building and land) and January 14, 2017 (approximately 43,800 square feet of building and land).  The terms of the leases provide for aggregate annual lease payment obligations of approximately $613,000.  Our principal executive office is located at 4560 S. Decatur Blvd., Suite 300, Las Vegas, Nevada 89103.  We lease these approximately 6,400 square feet under a five-year lease beginning in January 2003.  Our Biodermis subsidiary, located in Las Vegas, Nevada, leases approximately 6,500 square feet of office, manufacturing and warehouse space under a five-year lease that commenced on May 1, 2003.  We lease approximately 2,000 square feet of administrative office space in Santa Barbara under a month-to-month lease.  In addition, we have a month-to-month lease for an administrative office in Glendale, California, which is approximately 200 square feet.  Through March 2005, we leased approximately 10,000 square feet of office and equipment storage space in Minneapolis, Minnesota under a month-to-month lease, but the lease ended April 30, 2005.  This space was originally leased in March 2003 in connection with the acquisition of a small amount of manufacturing equipment stored at that location.  We had acquired the equipment with the purpose of disposing of it in such a way as it could not be used by competitors to manufacture competitive medical devices.  We have accomplished this task, and the space is not material to our business.  Neither of the Santa Barbara or Glendale space leases are material to our operations. We believe our current facilities, together with those we may acquire in connection with future acquisitions, will generally be adequate for our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

In October 1999, Case No. 99-25227-CA-01 June 2000 Case No. 00-14665-CA-01, and July 2003, Case No. 0322537-CA-27, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll Farren-Martin and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  Also in September 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims on his own behalf.  The Kwartin family members’ claims are primarily premised on allegations that plaintiffs are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement.  Plaintiffs allege that, as a result, they have certain derivative or other rights to an alleged distribution agreement between Poly Implants Prostheses, S.A. (“PIP-France”) and PIP/USA.  Plaintiffs claim, among other things, that III Acquisition Corporation (“PIP.America”) and its chairman tortiously interfered with that agreement and with plaintiffs’ other alleged rights as lenders, investors, shareholders, quasi-shareholders or employees of PIP/USA or other entities. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP-France and invalidate PIP.America’s distributor relationship with PIP-France.  It is PIP.America’s position that the Kwartin litigations are within the scope of the indemnification agreements.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed.  The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim.  Plaintiffs deposed MediCor witnesses in January of 2005 and then sought additional documents from MediCor, which were recently provided to plaintiffs.  Plaintiffs have now asked to file a written response to PIP.America’s pending motion to dismiss.  A ruling on the motion is expected by November of 2005.  At the request of the judge, PIP.America will seek to defeat the class certification attempt plaintiffs have made after the motion to dismiss is ruled upon.  Poly Implants Protheses, S.A., a defendant in the Schnebel litigation, has agreed that it will indemnify PIP.America for any losses PIP.America may suffer as a result of the Illinois litigation.

On December 23, 2004, Europlex, a Mexican company, purported to file a lawsuit against Eurosilicone SAS, one of our French subsidiaries, in the Avignon Commercial Court in France, alleging that Eurosilicone implicitly terminated a distribution agreement between the parties by failing to deliver products ordered by Europlex pursuant to the agreement, among other allegations.  As a result of these allegations, Europlex claims damages in amount of approximately $4,000,000 Euros.  A status hearing has been set for October 14 in Avignon.  We believe the suit is without merit and intend to vigorously defend against the alleged claims.

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

MediCor and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims.  In the majority of such cases, the claims are dismissed, or settled for de minimis amounts.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex proceedings can be very difficult to predict.  Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. We presently believe we or our subsidiaries have meritorious defenses in all lawsuits in which we or our subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy.  While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on our business, results of operations or financial position.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

On September 22, 2005, we had 570 stockholders of record. Our common stock price at the close of business on September 26, 2005 was $3.70 per share.  The average of the bid and asked price on that date was $3.75.

During the quarter ended June 30, 2005, we issued 187 shares of series A preferred stock to two accredited investors for a total of $187,000 for employee wages and consulting fees.  No commissions were paid in connection with the sale of these shares.  In addition, 850 shares were issued in lieu of cash for dividends paid-in-kind.  On June 30, 2005, 5,755 shares of our Series A preferred stock was converted to 1,494,857 shares of our common stock.  During the fourth quarter of fiscal 2005, we granted 1,845,000 in stock options to our employees, directors and non-employees.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Sales

Sales for the fiscal year ended June 30, 2005 equaled $26,958,547, an increase of $25,536,964 as compared to the prior fiscal year of $1,421,583.  The sales of our subsidiary Eurosilicone, acquired on July 5, 2004, drove the increase in sales versus the prior year periods.  On a pro forma basis, sales for the fiscal year ended June 30, 2005, increased by about $4.4 million or approximately 20% versus the prior year period.  Excluding the estimated impact of foreign exchange rates, the growth rate was about 16%.  The growth between periods was attributable to strong unit sales resulting from continued sales efforts and strong demand.

Cost of Sales

Cost of sales as a percentage of net sales for the fiscal year ended June 30, 2005 were approximately 56% compared to approximately 29% at fiscal year ended June 30, 2004, although the prior year figure does not include the cost of sales for Eurosilicone, so may not be comparable. The majority of the costs associated with the production of our product are recurring, and primarily include labor, raw material and quality control costs.  On the basis of the results for the year ended June 30, 2005 which included twelve months of results for Eurosilicone, we expect that cost of sales in the future will remain in line on a percentage basis with this historic level of approximately 56%.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased to $19,036,374 for the fiscal year ended June 30, 2005 as compared to $8,483,694 for the fiscal year ended June 30, 2004.  One of the sources to the increase in expenses can be attributed to the costs from the operations of Eurosilicone which accounted for $8,421,025, all of which was not included in the prior year period.  An additional $1,092,886 in SG&A expenses are associated with the operations of our Latin America subsidiaries which were not included in the prior year.  The remaining increase of $1,038,709 can be attributed to: travel related expenses of $597,606; payroll and payroll related expenses of $351,381 and licensing fees of $84,892.  Of all SG&A expenses, about two-thirds were recurring charges.  The reason for the level of SG&A expenses relative to revenue are due to normal start up period costs and costs associated with establishing and maintaining a fixed infrastructure.  As our business and sales increase, we anticipate that recurring SG&A expenses will increase in absolute dollars, but decrease as a percentage of sales.

Research and Development

Research and development in the fiscal year ended June 30, 2005 was $2,691,333 as compared to $2,149,049 for the comparable period in 2004.  The increase of $542,284 is primarily attributable to a net increase of higher spending associated with the saline breast implant clinical trials.  Costs associated with the PIP product were $148,082 and costs relating to the development of other product lines were $394,202.  We expect that research and development expenses will decrease once we receive required government approvals, but will increase as we bring new products to market or existing products to new markets.

Interest Expense

Interest expense increased to $5,315,568 for the fiscal year ended June 30, 2005 as compared to $1,195,543 at June 30, 2004.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to a significant increase in the average principal note payable to related party balances incurred as a result of the Eurosilicone acquisition.

Other Expense

Other expenses decreased to $106,903 during the fiscal year ended June 30, 2005 from $5,686,849 for the fiscal year ended June 30, 2004.   Other expenses consisted primarily of an impairment loss on a patent of $74,129.  During the year ended June 30, 2005, the Company wrote off one patent that carried a fair market value of $100,000 due to it being abandoned and subsequently expiring.  A decision had been made not to pursue any efforts toward reinstatement, based upon an analysis of value and utility to the Company.

Net Loss

Net loss at the fiscal year ended June 30, 2005 increased to $17,281,768 from $16,566,733 at June 30, 2004.  The increase in net loss was due to higher selling costs, general and administrative expenses, research and development and interest expense.  Basic and diluted loss per share at the fiscal year ended June 30, 2005 was ($.093) as compared to ($0.94) at fiscal year ended June 30, 2004.

Liquidity and Capital Resources

Cash used in operations during the fiscal year ended June 30, 2005 was $12,425,927 as impacted by selling, general and administrative continued startup costs, research and development and interest expense. On July 5, 2004, we completed the acquisition of Eurosilicone, which had a net effect on our investing activities of ($14,461,239). To complete the acquisition we borrowed an additional $11,000,000 from International Integrated. In connection with indebtedness to International Integrated, we entered into a credit facility with BNP Paribas. Under that facility we initially drew approximately $9,014,680, of which $5,000,000 was repaid to International Integrated. On March 21, 2005, we drew an additional $3,965,559 under the BNP Paribas facility to pay the fiscal 2005 performance payment to the sellers of Eurosilicone under the acquisition agreement. The remaining balance of available credit under the BNP Paribas facility is tied to performance payments we may have to make to the sellers under the Eurosilicone acquisition agreement during fiscal 2006 and 2007.

We completed the purchase of substantially all of the assets of privately-held Hutchison International, Inc. on April 25, 2005.  As part of this acquisition we were obligated to pay $250,000 in cash, which we borrowed from International Integrated.

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

We have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates. Our existing cash, cash equivalents and cash generated from operations, including the operations of Eurosilicone, will be insufficient to meet our anticipated cash needs for the next 12 months. To satisfy our liquidity requirements, we will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan on being able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates. We have received a written commitment from International Integrated, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through July 1, 2006. The same entity has provided to us over $67 million in funding through June 30, 2005. This historic funding has been a combination of equity and debt. The outstanding debt is a revolving credit facility with interest accruing at 10% per annum. We have no set payment terms, though we try to remain current on payments of interest so as not to incur compound interest. It is payable on demand. As a result, it can be called at any time, and for any reason. From time to time in connection with our other fund-raising activities, International Integrated has converted some of the debt to equity along side third-party investors. There is no obligation or understanding that any such conversions will occur. We are presently seeking to refinance some or all of the International Integrated indebtedness from a combination of third-party indebtedness, equity and possible conversions of debt to equity.

We may or may not be successful. In the interim, any future funding from International Integrated may take the form of debt or equity or a combination thereof. We expect our operating losses to continue and anticipate that we will need between $6.0 and $8.0 million in additional liquidity to cover negative cash flow in fiscal 2006. In addition, to the extent we want to pursue additional acquisitions, we expect that we will need additional financing. We do not presently have any commitments for such financing and it may not be available when we need it, on terms acceptable to us or at all. The lack of adequate financing could adversely affect our ability to effect acquisitions. Our Eurosilicone Holdings subsidiary may be required to make a performance payment of up to €3 million to the sellers in each of fiscal 2006 and 2007 under the Eurosilicone acquisition agreement. If these payments are required and Eurosilicone Holdings does not otherwise have sufficient funds from dividends or distributions from Eurosilicone, Eurosilicone Holdings intends to draw the necessary funds from its credit facility with BNP Paribas, which was established in part specifically to provide a back-up funding source for these performance payments. Eurosilicone has positive cash flow that is sufficient to fund all of its operational and projected capital needs. As a result, and with the bank financing of the possible performance payments, we do not expect Eurosilicone to have any additional liquidity needs.

Our revenues are primarily denominated in U.S. dollars and in Euros, with U.S. dollars accounting for approximately 50% of total revenues. Our expenses are primarily denominated in U.S. dollars, with the exception of certain operating expenses of Eurosilicone. We have a net foreign exchange exposure impact of approximately 10% of our sales, which is primarily attributable to the Euro. We do not currently hedge against foreign exchange risk and do not have any plan to do so in the immediate future.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements begin on page F-1.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.      CONTROLS AND PROCEDURES

As of the end of fiscal year 2005, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  There were no significant changes in our internal control over financial reporting during the three months ended June 30, 2005 that have materially affected or are likely to materially affect our internal control over financial reporting.

Management of MediCor is responsible for establishing and maintaining effective internal control over financial reporting as is defined in Exchange Act Rule 13a-15(f).  The consolidated financial statements and other information presented in this annual report have been prepared in accordance with accounting principles generally accepted in the United States.  MediCor’s internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.  Management assessed its internal control over financial reporting as of June 30, 2005 in relation to the criteria for effective internal control established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that, as of June 30, 2005, MediCor maintained effective internal control over financial reporting.  [Greenberg & Company CPAs, the registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on management’s assessment of MediCor’s internal control over financial reporting.]  Management will continue to review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2005.

ITEM 10.  EXECUTIVE COMPENSATION

The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2005.

ITEM 13. EXHIBITS

See Exhibit Index at Page E-1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICOR LTD.

By:	/s/ Theodore R. Maloney
Theodore R. Maloney
Chief Executive Officer
September 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore R. Maloney	Chief Executive Officer (Principal Executive Officer)	September 28, 2005
Theodore R. Maloney

/s/ Thomas R. Moyes	Chief Financial Officer (Principal Financial Officer)	September 28, 2005
Thomas R. Moyes

/s/ Donald K. McGhan	Chairman	September 28, 2005
Donald K. McGhan

/s/ Jim J. McGhan	Director	September 28, 2005
Jim J. McGhan

/s/ Mark E. Brown	Director	September 28, 2005
Mark E. Brown

/s/ Samuel C. Rogers	Director	September 28, 2005
Samuel C. Rogers

/s/ Thomas Y. Hartley	Director	September 28, 2005
Thomas Y. Hartley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Medicor Ltd.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Medicor Ltd. and subsidiaries (collectively the “Company”) as of June 30, 2005 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements presented above present fairly, in all material respects, the financial position of Medicor Ltd. at June 30, 2005, and the results of its operations and cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

GREENBERG & COMPANY LLC
Springfield, New Jersey
August 19, 2005

MediCor, Ltd.

Consolidated Balance Sheet

June 30, 2005

Assets

Current assets:

Cash	$1,834,799
Receivables, less allowance for doubtful accounts of $1,365,613	6,567,476
Notes receivable, less allowance for doubtful accounts of $2,778,584	—
Inventories	3,876,835
Prepaid expenses and other current assets	232,810

Total current assets	12,511,920
Property, plant and equipment, net	1,141,048
Leased property under capital leases, net	4,060,553
Goodwill and other intangibles, net	43,151,460
Deposits	96,180
Other assets	618,916

Total assets	$61,580,077

Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable	$1,853,523
Note payable to related party	50,533,489
Accounts payable	6,091,388
Obligations under capital leases	397,168
Accrued expenses and other current liabilities	3,377,806
Payroll taxes payable	1,061,330
Interest payable to related party	3,609,908

Total current liabilities	66,924,612

Long-term convertible debentures	300,000
Long-term notes payable	12,014,159
Long-term obligations under capital leases	1,843,199
Long-term accrued liabilities	517,356

Total liabilities	81,599,326

Commitments and contingencies (Note U)

Preferred shares subject to mandatory redemption requirements	6,573,258

Stockholders’ equity (deficit)
Common shares, $.001 par value, 100,000,000 shares authorized, 20,353,455 shares issued, 20,333,157 shares outstanding and 20,298 shares retired	20,300
Additional paid in capital	26,926,753
Deferred compensation	(26,500)
Accumulated (deficit)	(53,275,603)
Accumulated other comprehensive income (loss)	(237,457)

Stockholders’ equity (deficit)	(26,592,507)

Total liabilities and stockholders’ equity	$61,580,077

See accompanying notes to consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Operations and Comprehensive Income/(Loss)

For the Years Ended as Noted

	June 30, 2005	June 30, 2004
Net sales	$26,958,547	$1,421,583
Cost of sales	15,163,457	412,713
Return of consigned inventory previously written down	(350)	(60,175)

Gross profit	11,795,440	1,069,045

Operating Expenses:
Selling, general and administrative expenses	19,036,314	8,483,694
Research and development	2,691,333	2,149,049
Other expenses	106,903	5,686,849

Operating income / (loss)	(10,039,110)	(15,250,547)

Net interest expense / (income)	5,315,568	1,195,543

Income / (loss) before income taxes	(15,354,678)	(16,446,090)
Income tax expense (benefit)	542,555	1,737

Net income / (loss)	(15,897,233)	(16,447,827)
Preferred dividends deemed	262,600	91,558
Preferred dividends in arrears Series A Preferred 8%	884,478	27,388

Net loss attributable to common stockholders	(17,044,311)	(16,566,773)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	(237,457)	—

Comprehensive income / (loss)	$(17,281,768)	$(16,566,773)

Loss per share data:
Weighted average shares, basic and diluted	18,233,175	17,633,120
Basic and diluted
Net loss per share	$(0.93)	$(0.94)

See accompanying notes to consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,134,690)	$(16,447,827)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	1,799,958	488,503
Provision for doubtful accounts	3,626,748	(2,634,384)
Inventory write down	350	60,175
Loss on disposal of property, plant and equipment	—	22,928
Non-employee stock options	179,297	74,156
Employee preferred stock	267,000	940,000
Directors restricted common stock	79,500	—
Changes in operating assets and liabilities
Receivables	(2,543,076)	2,908,240
Notes receivable	(2,474,156)	(277,043)
Inventories	(479,320)	(24,233)
Prepaid expenses and other current assets	512,677	(153,692)
Investment advances and deferred charges	—	(29,019,801)
Goodwill	(617,675)	—
Deposits	617,675	5,062,910
Other assets	(588,822)	17,179
Bank overdraft	—	(128,387)
Accounts payable	39,246	1,281,620
Accrued expenses and other current liabilities	398,662	54,890
Payroll taxes payable	564,070	20,450
Interest payable	3,666,016	177,437
Long term accrued liabilities	(1,339,417)	(74,180)
Net cash provided by (utilized) operating activities	(12,425,957)	(37,651,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(373,433)	(44,994)
Payments for purchase of Laboratoires Eurosilicone S.A., net of cash acquired	(13,942,806)	—
Payments for purchase of Deramedics, net of cash aquired	(75,000)	—
Payments for asset purchase of Hutchison International, Inc., net of cash aquired	(250,000)
Net cash provided by (utilized) investing activites	(14,641,239)	(44,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation	(515,169)	—
Proceeds from issuance of convertible debentures	—	1,350,000
Proceeds from issuance of short term debt	22,873,812	33,798,790
Proceeds from issuance of long term debt	10,901,112	—
Payments on convertible debentures	(300,000)	(60,000)
Payments on short term debt	(5,872,912)	—
Issuance of common stock	585,895	11,523
Purchase of treasury stock	—	(39,999)
Issuance of preferred shares subject mandatory redemption requirements	862,100	2,750,200
Dividends paid on preferred shares subject mandatory redemption requirements	(35,392)	—
Net cash provided by (utilized) financing activities	28,499,446	37,810,514

EFFECT ON EXCHANGE RATE CHANGES ON CASH	237,457	—

Net increase in cash	1,669,707	114,461
Cash at beginning of period	165,092	50,631

CASH AT END OF PERIOD	$1,834,799	$165,092

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Conversion of short-term debt to preferred stock	$250,000	$—
Conversion of short-term debt to common stock	$512,160	$—
Issuance of preferred stock to employees/consultants	$267,000	$—
Issuance of common stock to directors	$79,500	$—
The Company converted 5,755 Shares of our Series A preferred stock to 1,494,857 shares of our common stock with a stated value of	$5,755,200	$—
The Company purchased all of the capital stock of Laboratories Euorsilcone S.A.S. for $43,297,915. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$20,275,250
Goodwill	$32,103,570
Cash paid for capital stock	$(43,297,915)
Liabilities assumed	$(9,080,905)

Included in the fair value of assets acquired and liabilities assumed is $2,366,059 for capital lease obligations.

The Company purchased all of the capital stock of Dermatological Medical Products and Specialites, S.A. de C.V. for $75,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$75,000
Cash paid for capital stock	$(75,000)
Liabilities assumed	$—

The Company purchased all of the assets and liabilites of Hutchinson International, Inc. for $3,000,0003. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$3,282,928
Cash paid and common stock issued for assets and liabilities	$(3,000,003)
Liabilities assumed	$(282,925)

A capital lease obligation of $188,612 was incurred when the Company entered into a lease for new vehicles.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$2,235,397	$390,701
Taxes	$1,661,719	$1,737

See accompanying notes to consolidated financial statements

MediCor Ltd.

Consolidated Statement of Stockholders’ Equity/(Deficit)

For the Years Ended As Noted

		Common				Accumulated Other
	Number of	Shares $.001	Additional Paid	Deferred	Accumulated	Comprehensive
	Common Shares	Par Value	in Capital	Compensation	Deficit	Income/(Loss)	Total

Balance - July 1, 2003	17,518,161	17,518	16,910,432	—	(19,651,922)	—	(2,723,973)
Issuance of Common Shares	547,402	548	493,026	—	—	—	493,574
Non-Employee Stock Options	—	—	74,156	—	—	—	74,156
Repurchase and Retirement of Common Stock	(20,298)	(20)	—	—	(39,985)	—	(40,005)
Net Loss	—	—	—	—	(16,539,385)	—	(16,539,385)
Balance - June 30, 2004	18,045,265	18,046	17,477,614	—	(36,231,292)	—	(18,735,633)
Issuance of Common Shares	2,287,892	2,254	9,269,842	—	—	—	9,325,097
Directors Restricted Common Stock	—	—	—	(26,500)	—	—	(79,500)
Non-Employee Stock Options	—	—	179,297	—	—	—	179,297
Foreign Currency Translation Adjustments	—	—	—	—	—	(237,457)	(237,457)
Net Loss	—	—	—	—	(17,044,311)	—	(17,044,311)
Balance - June 30, 2005	20,333,157	$20,300	$26,926,753	$(26,500)	$(53,275,603)	$(237,457)	$(26,592,507)

See accompanying notes to consolidated financial statements

MEDICOR LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

Note A - Description of Business

MediCor Ltd. (the “Company” or “MediCor”) is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets. Current products include breast implant products, other implants and scar management products. The Company’s breast implant products are currently sold in approximately 85 countries, but are not sold in the United States or Canada. Our products are sold primarily in foreign (non-U.S.) countries and foreign sales are currently about 95% of total sales, with the largest country (Brazil) accounting for about 15% of sales. Breast implant and other implants account for about 93% of total sales for the year ended June 30, 2005, while scar management products contributed less than 7% of total sales. The Company sells its products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former chairman and chief executive officer of Inamed Corporation and McGhan Medical. MediCor’s objective is to be a leading supplier of selected international medical devices and technologies. To achieve this strategy, MediCor intends to build upon and expand its business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets. MediCor intends to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights.  We believe that the acquisition of Eurosilicone SAS on July 5, 2004 has had a material, positive impact on our historical sales and cash flow, increasing sales from about $1.4 million for the year ending June 30, 2004 to about $27.1 million for the year ending June 30, 2005 (and as further detailed in the accompanying financial statements).

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

Accounting for Long-Lived Assets

The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” which supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.”  This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations.  Adoption of this statement had no material effect on its financial position or results of operations.  SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  We believe the estimate of our valuation of Long-lived Assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuation it could have a material impact on our results of operations.  With the exception of the impairment of a patent which was written off in June 2005, as described in Note I to the financial statements included in our annual report on Form 10-KSB, the Company does not believe that any other changes have taken place.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identified assets the businesses acquired. Other intangible assets are recorded at fair value and amortized over periods ranging from 3 to 20 years.  The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” in January 2002. As a result, goodwill is no longer amortized, but was subject to a transitional impairment analysis and is tested for impairment on an annual basis. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on a market value approach. Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

Product Replacement Programs

III Acquisition Corp. d/b/a PIP.America (“PIP.America”) and MediCor Aesthetics, subsidiaries of the Company in the U.S., provides a product replacement program to surgeons for deflations of breast implant products for a period of ten (10) years from the date of implantation. For each deflation, the surgeon receives financial assistance plus a free implant replacement. Management estimated the amount of potential future product replacement claims based on statistical analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is reserved. Changes to actual claims, interest rates or other estimations could have a material impact on the statistical calculation which could materially impact the Company’s reserves and results of operations. Although these products are not currently being sold (because they are in the process of obtaining FDA approval, as more fully described below), they were sold under a distribution agreement prior to November 2000 and a reserve for product replacements is maintained for the products sold in prior years.  Eurosilicone, a subsidiary of the Company located in France, has historically not provided a product replacement program or any similar program.  Additionally, it has solely relied on third-party distributors.  As a result, Eurosilicone does not maintain a reserve.  In April, Eurosilicone announced the formation of a product replacement program for marketing purposes, but as of the year ended June 30, 2005, it has not committed to such a program nor signed up any distributors or doctors.  The Company expects to provide for a reserve in the future for such a program under the same approach as described above.  Until the implementation of the program and the completion of the analysis, the Company cannot currently estimate any such reserves, which may be material.

For the fiscal year ended June 30, 2005, PIP.America has paid $2,161,775 with respect to settlements under its product replacement program for products previously sold under its distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants. Due to PIP.America’s agreement with PIP, this amount has been recorded under the revolving promissory note as described in Note F, and therefore does not impact our reserve listed below.

As of June 30, 2005 PIP.America and MediCor Aesthetics product replacement program reserve consisted of:

Product Replacement Reserve

Balance at June 30, 2004	$2,057,991
Accruals for product replacements issued during the period	1,107,856
Settlements incurred during the period	(2,161,775)

Balance at June 30, 2005	$1,004,072

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation including the required disclosures of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—and Amendment of FASB Statement No. 123” (“SFAS No. 148”).

	Year Ended	Year Ended
	June 30, 2005	June 30, 2004

Net Loss, as reported	$(17,281,768)	$(16,566,773)

Add: Total stock-based non-employee compensation expense determined under fair value based method for all awards, net of related tax effects	179,297	74,157

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(640,402)	(494,157)

Pro forma net loss	$(17,742,873)	$(16,986,773)

Loss per share:
Basic and diluted - as reported	$(0.93)	$(0.94)

Basic and diluted - pro forma	$(0.97)	$(0.96)

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

The estimated fair value of each MediCor option granted is calculated using the Black-Scholes pricing model The weighted average assumptions used in the model were as follows:

	2005	2004

Risk-free interest rate	3.50%	3.50%
Expected years until exercise	7 Years	7 Years
Expected stock volatility	50.0%	50.0%
Dividend yield	0%	0%

At fiscal year end June 30, 2005 the Company had issued 267 shares of restricted Series A 8.0% Convertible Preferred Stock to consultants and an employee in lieu of cash as compensation to their fees and salary. There is no requirement of vesting, the only restriction being that the shares and the underlying common stock into which they are convertible are not registered under the Securities Act. The liquidation preference of the preferred stock is $367,000 and, based on the conversion price of the preferred stock of $3.85, the number of common shares issuable upon conversion is 69,351. Compensation expense of $267,000 was recorded in the year ended June 30, 2005.

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

Effects of Recent Accounting Pronouncements

In July 2004, FASB released draft abstract EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF No. 04-08”), for comment. The objective of EITF No. 04-08 is to provide guidance for whether contingently convertible debt instruments should be included in diluted earnings per share calculations. The draft abstract reflects the EITF’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share calculations regardless of whether or not the trigger price has been reached. In its September meeting, the EITF confirmed the July conclusion, and the guidance becomes effective December 15, 2004. The Company does not believe the impact of EITF No. 04-08 is significant to its results of operations or financial position. The Company adopted the guidance in the year ended June 30, 2005.

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

In December 2004, FASB issued Statement of Financial Accounting Standards SFAS No. 123R, “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company January 1, 2006 as the Company is currently a small business issuer.

In May 2005, FASB issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company intends to apply the provisions of this statement effective July 1, 2006.

Note C – Major Customer

During the year ended June 30, 2005, two different distributor customers accounted for 11.5% and 11.7%, respectively, of the Company’s consolidated revenue. Revenue related to these two distributors for the year ended June 30, 2004 is not comparable due to the acquisition of Eurosilicone.

Note D – Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note E – Accounts Receivable

Accounts receivable at June 30, 2005 consisted of:

June 30, 2005

Accounts receivable	$7,933,089
Allowance for doubtful accounts	(1,365,613)

Total	$6,567,476

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2004	$213,021
Provisions / (recovery)	1,152,592
Write-offs	—
Balance June 30, 2005	$1,365,613

Note F – Notes Receivable

Notes receivable at June 30, 2005 consisted of:

June 30, 2005

Notes receivable	$2,778,584
Allowance for doubtful accounts	(2,778,584)

Total	$—

Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France, issued to the Company’s PIP.America subsidiary a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims. These amounts have been fully reserved for, as an allowance for doubtful account, due to the minimal past payments and uncertain prospect of collection.

Note G – Inventories

Inventories at June 30, 2005 consisted of:

June 30, 2005

Raw Materials	$758,293
Work in Process	363,925
Finished Goods	2,754,617

Total	$3,876,835

Note H - Property and Equipment

Property and equipment at June 30, 2005 consisted of:

June 30, 2005

Automobiles	$86,043
Computer Equipment and tools and dies	327,634
Furniture, Fixtures and equipment	470,974
Land	144,972
Leasehold Improvements	107,747
Machinery and equipment	690,176

Subtotal	1,827,546
Accumulated depreciation	(686,499)

Total	$1,141,048

Depreciation expense was $463,679 for the year ended June 30, 2005 and $132,027 for the year ended June 30, 2004.  The increase is due to the depreciation of the acquired assets of Eurosilicone.

Note I – Goodwill and Other Intangibles

Goodwill and other intangibles as of June 30, 2005 consisted of:

June 30, 2005

Goodwill	$33,400,363
Customer - Related Intangibles	4,480,820
Distribution Agreements	225,000
Non-compete	130,000
Patents	3,000,000
Supply Agreement	125,000
Trademarks / Tradenames	120,128
Other	3,248,146

Subtotal	44,729,457

Accumulated Amortization - Goodwill	(41,973)
Accumulated Amortization - Customer - Related Intangibles	(818,922)
Accumulated Amortization - Distribution Agreements	(97,500)
Accumulated Amortization - Non-compete	(130,000)
Accumulated Amortization - Patents	(463,289)
Accumulated Amortization - Trademarks / Tradenames	(21,313)
Accumulated Amortization - Other	(5,000)

Subtotal	(1,577,997)

Total	$43,151,460

Amortization for the year ended June 30, 2005 was $976,835 compared to $356,317 from the prior period ending June 30, 2004.  During the year ended June 30, 2005, the Company completed a re-valuation of our goodwill and determined that there was no impairment needed for this asset.  We based this valuation on relevant comparable public company multiples of sales, EBITDA, and net income in determining annual amortization of our goodwill asset.

During the year ended June 30, 2005, the Company wrote off one patent that carried a fair market value of $100,000 due to it being abandoned and subsequently expiring.  A decision had been made not to pursue any efforts toward reinstatement, based upon an analysis of value and utility to the Company.  The impaired loss of $74,129 is reported under other expenses on the consolidated statement of operations and comprehensive income (loss).

The estimated amortization for the next five years consists of:

	June 30, 2006	June 30, 2007	June 30, 2008	June 30, 2009	June 30, 2010

Customer - Related Intangibles	$813,755	$813,755	$813,755	$813,755	$406,878
Distribution Agreements	22,500	22,500	22,500	22,500	22,500
Patents	236,902	236,902	236,902	236,902	206,369
Trademarks	10,979	10,979	10,979	10,979	10,979
Other	—	—	—	—	—

Total	$1,084,136	$1,084,136	$1,084,136	$1,084,136	$646,726

Note J – Leased Property under Capital Leases

The following is an analysis of the leased property under capital leases by major classes.  All of this property is located in France as a part of our Eurosilicone subsidiary, except for the copier which is located at the Company’s corporate office:

June 30, 2005

Buildings	$4,048,143
Vehicles	347,717
Copier	24,138

Subtotal	4,419,997

Accumulated Depreciation	(359,444)

Subtotal	(359,444)

Total	$4,060,553

For the fiscal year ended June 30, 2005 depreciation expense was $359,444.

The following is a schedule by years of future minimum lease payments under capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2005:

Year ended June 30,	Amount

2006	$513,283
2007	437,549
2008	396,568
2009	359,356
2010	307,451
Payments due beyond 2010	575,227

Total minimum payments required	$2,589,434

Note K – Deposits and Other Assets

Deposits at June 30, 2005 totaled $96,180.  These are security deposits on office leases and with local utility companies.

Other assets consisted of security investments of $41,480 and debt acquisition costs of $577,436 at June 30, 2005.

Note L – Accrued Expenses

Accrued expenses and other current liabilities at June 30, 2005 consisted of:

June 30, 2005

Consulting	$296,647
Legal Settlement	521,160
Wages and paid leave	1,074,023
Product replacement reserve	1,004,072
Other	481,904

Total	$3,377,806

Consulting fees consisted of amounts relating to a consulting agreement.

Other accrued expenses included employee benefits, legal, and other miscellaneous accrued expenses.

Long-term accrued liabilities at June 30, 2005 consisted of $517,356 for a legal settlement.

Note M – Convertible Debentures

Long-term convertible debentures at June 30, 2005 were $300,000.  During the fourth quarter ended June 30, 2005, $100,000 was repaid.

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

During the fiscal year ended June 30, 2005, we did not incur any costs relating to these convertible debentures.

Note N – Notes Payable

Short-term notes payable of $1,853,523 at June 30, 2005 consisted of the bank term loan from BNP Paribas.   The Company also has an outstanding balance at June 30, 2005 of $50,533,489 under a note payable to an affiliate, as described in Note O.

During the third quarter ended March 31, 2005, the Company drew an additional $3,965,559 from a bank term loan for the performance payments to the previous shareholders as described in Note U.  No additional amounts were drawn down in the quarter ended June 30, 2005.   The short-term portion of this debt is $566,508 and the remaining $3,399,051 will be required to be paid back in the next six years.

Long-term notes payable consisted of a bank term loan in the amount of $11,125,919 for a term of seven years denominated in Euros with an annual interest rate based on nine-month Libor plus 2.25%.  The variable interest rate as of June 30, 2005 was 4.35%.  In addition, we have several notes which ranged from $158,094 to 324,129 with terms of between nineteen months and four years, with annual rates of interest between 3.39% 5.25%.

Future maturities of long-term debt are as follows:

Year ended June 30,	Amount

2006	$2,336,566
2007	2,105,772
2008	2,008,861
2009	1,854,320
2010	1,854,320

Subtotal	10,159,839

Payments due beyond 2010	1,854,320

Total	$12,014,159

Note O – Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a family holding company in which the chairman of the Company, Mr. Donald K. McGhan, has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Consolidated Balance Sheet of $50,533,489 at June 30, 2005.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%) per annum.  During the fiscal year ended June 30, 2005, LLC advanced $22,090,000 to the Company, of which $5,872,912 was repaid.  Interest expense relating to this note payable was $4,510,969.  The unpaid liability for these expenses is included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company has a commitment from LLC to fund operating shortfalls as necessary for fiscal 2006.

In October 2003, the Company entered into a reimbursement agreement with Global Aviation Delaware, LLC, a company controlled by its chairman for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business.  The reimbursement agreement is effective for expenses incurred for MediCor business purposes.  The Company recognized a total of $637,670 for the fiscal year ended June 30, 2005 in expenses pursuant to the reimbursement agreement. This amount represents sales 5% of the annual operating costs of the entity, and the Company has no minimum guarantees or guarantee of debt for this company.   All expenses recognized pursuant to the reimbursement agreement have been included by the Company in selling, general, and administrative expenses.  Under this agreement, only costs directly tied to MediCor’s use of the plane asset are reimbursable to the lessor.  All other operating costs (such as fuel, pilot wages, food, etc.) are paid directly by the Company through a service agreement we have with NexGen Management, a company controlled by its chairman.  All disbursements to this agent occur only when the plane is used for MediCor purposes.  The Company recognized a total of $496,015 for the fiscal year ended June 30, 2005 in expenses pursuant to service agreement with NexGen Management.  The Company has no minimum guarantees or guarantee of debt for this company.   All expenses recognized pursuant to the service agreement have been included by the Company in selling, general, and administrative expenses.

Note P – Federal Income Taxes

The company follows FAS 109 for reporting income taxes. The expenses (benefit) for income taxes reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	June 30, 2005	June 30, 2004

Current
Net loss	$(6,077,606)	$(5,592,408)
Foreign income tax on subsidiary	542,555	—
	(5,535,051)	(5,592,408)
Deferred

Allowance for bad debts	(1,233,094)	895,684
Product replacement reserve	244,680	(75,040)
Depreciation and amortization	(85,000)	(102,000)
	(1,073,414)	718,644

Total benefit	(6,608,465)	(4,873,764)
Less allowance for realization of deferred tax asset	7,151,020	(4,873,764)
State taxes, not of federal benefit	—	1,737
Total tax expense	$542,555	$1,737

The current tax expense for the fiscal year ended June 30, 2005, resulted from income tax paid on a foreign subsidiary.  As of June 30, 2005, the Company recorded an allowance of $18,517,008 against certain future tax benefits, the realization of which is currently uncertain.  The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under Internal Revenue Service provisions.  Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.  The estimated net operating losses for tax purposes of approximately $25 million will expire over several years ending in 2024.

Primary components of the deferred tax asset as of June 30, 2005 were approximately as follows:

June 30, 2005

Computed expected income tax asset/(liability) at 34%	$6,077,606
Adjustments
Net operating loss	10,325,250
Allowance for bad debt	1,409,027
Product replacement reserve	455,037
Depreciation and amortization	250,088

Income tax benefit	$18,517,008
Less allowance for realization of deferred tax asset	(18,517,008)

Deferred tax asset, net	$—

Note Q – Preferred Stock

The Company authorized a series of 45,000 shares of preferred stock designated as Series A 8.0% Convertible Preferred Stock (“Series A Preferred”) on July 5, 2004.  The Series A Preferred has a par value of $.001 per share with a liquidation preference of $1,000 per share.  In the event of liquidation, shareholders of the Series A Preferred shall be entitled to receive priority as to distribution over common stock.  The Series A Preferred stock is convertible into common stock at any time at a conversion price of $3.85 per share until June 30, 2010, subject to potential adjustment in the event certain EBITDA or common stock value targets are not met.  On June 30, 2011 all unconverted shares to common stock will be subject to a mandatory redemption.  The redemption price of $1,000 per share plus $1,000 per whole share for all accrued and unpaid paid-in-kind dividends and any other accrued and unpaid dividends, whether or not declared which amount will be payable by the Company in cash.  At June 30, 2005, the Company had outstanding an aggregate of 6,219 shares, issued for aggregate consideration of $6,573,258.

Note R – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Year Ended June 30, 2005			Year Ended June 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss) before preferred stock dividends	(15,897,233)			(16,447,827)
Less: Preferred stock dividends	1,147,078			118,946

Basic EPS	(17,044,311)	18,233,175	(0.93)	(16,566,773)	17,633,120	(0.94)

Effect of dilutive securities	—			—

Diluted EPS	$(17,044,311)	18,233,175	(0.93)	$(16,566,773)	17,633,120	(0.94)

4,286,569 common equivalent shares have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note S – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants.  There were 4,242,680 shares reserved for issuance pursuant to the Company’s stock option plan and up to 4,100,000 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements.  The Company’s employee share option activity for and related information is summarized below:

The Company’s share option activity and related information is summarized below:

		Weighted Average
	Options	Exercise Price

Outstanding Options at June 30, 2004	2,369,688	$2.99

Granted	1,920,000	$3.48
Exercised	(297,616)	$1.80
Cancelled	(62,134)	$1.61

Outstanding Options at June 30, 2005	3,929,938	$3.34

Options exercisable at end of period	496,791	$3.62

The following table summarizes information about stock options outstanding at June 30, 2005:

Outstanding				Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$1.00 - $2.01	749,938	4.5	$1.73	49,708	$1.61
$3.00 - $3.80	2,180,000	5.8	$3.48	226,250	$3.46
$4.15 - $4.30	1,000,000	5.9	$4.24	220,833	$4.24

Note T - Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in a single industry segment across multiple geographic locations within the U.S. and internationally and, as such, does not have multiple segments to report.  For the year ended June 30, 2005, sales from breast implant and other implants accounted for about 94%, whereas sales from scar management product contributed less than 6%  Revenues from customers and distributors attributable to various foreign countries outside the U.S were material and equaled about 95% of total sales, with the largest country (Brazil) accounting for about 15% of sales.  Additionally, a significant amount of revenues and costs are Euro denominated.  Long-lived assets attributable to various foreign countries outside the U.S. were material and equaled about $38 million, located in France.  Amounts attributable to the U.S. were approximately $8 million.

Note U – Commitments and Contingencies

The Company has received a written commitment from LLC, an affiliate of its chairman, to provide sufficient cash to fund any operating loss through July 1, 2006.  The same entity has provided the Company an aggregate of over $67 million in funding from the Company’s inception through June 30, 2005.  The future funding may take the form of debt or equity or a combination thereof.

The Company’s PIP.America subsidiary has a distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France.  This agreement covers the sale by PIP.America of PIP’s saline, pre-filled breast implant products in North America; although no sales were reported in the year ending June 30, 2004 because these products are not currently approved for distribution in North America.  Previously, the manufacturer was undertaking the process of securing FDA approval for these products.  Effective March 30, 2004, PIP.America and the manufacturer amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to PIP.America.  The amendments obligate PIP.America to fund the ongoing clinical and regulatory costs and expenses.  The amount and timing of these costs is unknown and may be material.  Although we anticipate submission of the completed PMA application during 2006, there can be no assurance of timing, review or decision concerning the PMA application.  Concurrently, the manufacturer issued to PIP.America a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims.  The principal amount under the note as of June 30, 2005 was $2,778,584.

The Company’s Eurosilicone Holdings SAS subsidiary may be committed to make additional performance payments to the previous shareholders of Eurosilicone, over the next two years, in connection with revenue targets.  These payments might be as high as €3,000,000 for each year, or a total of €6,000,000.  Eurosilicone Holdings SAS plans on funding these amounts under the commitments of the bank loan described under Note N.  During the quarter ended March 31, 2005 such a payment was made and funded under the bank loan agreement in the amount of $3,965,559.

In October 1999, Case No. 99-25227-CA-01 June 2000 Case No. 00-14665-CA-01, and July 2003, Case No. 0322537-CA-27, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll Farren-Martin and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  Also in September 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims on his own behalf. The Kwartin family members’ claims are primarily premised on allegations that plaintiffs are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement.  Plaintiffs allege that, as a result, they have certain derivative or other rights to an alleged distribution agreement between Poly Implants Prostheses, S.A. (“PIP-France”) and PIP/USA.  Plaintiffs claim, among other things, that III Acquisition Corporation (“PIP.America”) and its chairman tortiously interfered with that agreement and with plaintiffs’ other alleged rights as lenders, investors, shareholders, quasi-shareholders or employees of PIP/USA or other entities. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP-France and invalidate PIP.America’s distributor relationship with PIP-France. It is PIP.America’s position that the Kwartin litigations are within the scope of the indemnification agreements.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed. The consolidated amended complaint contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs are sought. PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim. Plaintiffs deposed Medicor witnesses in January of 2005 and then sought additional documents from Medicor, which were recently provided to plaintiffs.  Plaintiffs have now asked to file a written response to PIP.America’s pending motion to dismiss.  A ruling on the motion is expected by November of 2005.  At the request of the judge, PIP.America will seek to defeat the class certification attempt plaintiffs have made after the motion to dismiss is ruled upon.  Poly Implants Protheses, S.A., a defendant in the Schnebel litigation, has agreed that it will indemnify PIP.America for any losses PIP.America may suffer as a result of the Illinois litigation.

On December 23, 2004, Europlex, a Mexican company, purported to file a lawsuit against Eurosilicone SAS, one of our French subsidiaries, in the Avignon Commercial Court in France, alleging that Eurosilicone implicitly terminated a distribution agreement between the parties by failing to deliver products ordered by Europlex pursuant to the agreement, among other allegations. As a result of these allegations, Europlex claims damages in amount of approximately $4,000,000 Euros. A status hearing has been set for October 14 in Avignon. We believe the suit is without merit and intend to vigorously defend against the alleged claims.

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

PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity. As a result, we believe the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position

MediCor and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims.  In the majority of such cases, the claims are dismissed, or settled for de minimis amounts.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex proceedings can be very difficult to predict. Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. We presently believe we or our subsidiaries have meritorious defenses in all lawsuits in which we or our subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on our business, results of operations or financial position.

The Company leased office, manufacturing and warehouse facilities and office equipment under various terms.  Lease expenses amounted to $509,476 and $387,247 for the years ended June 30, 2005 and 2004, respectively. Future minimum lease payments are approximated as follows:

Year ended June 30,	Amount

2006	237,757
2007	247,027
2008	163,446

Note V - Acquisitions

On July 5, 2004, the Company, through its Eurosilicone Holdings SAS subsidiary, acquired all of the capital stock of Eurosilicone, a privately-held breast implant manufacturer based in Apt, France.  The financing for the acquisition was provided primarily by additional loans from International Integrated Industries, LLC, an affiliate of the Company’s chairman.  The Company may also be obligated to make additional performance payments based on revenue targets over the next two years (as more fully described in Note U).  The primary reasons for acquiring Eurosilicone include its historical sales, cash flow and market share of the breast implant industry, its manufacturing facilities and its product line.  Due to the relatively low book value of its current and fixed assets, as compared to the purchase price, this resulted in a significant amount of goodwill.  There was no initial allocation of this amount to intangible assets, because no patents were acquired and the other relevant assets (e.g., customer-related, marketing-related, contracts) were initially determined to be insignificant and immaterial. However, the Company has evaluated this in detail and has determined that about $4.4 million of the purchase price is attributable to customer related intangible assets, pursuant to EITF 02-17 and SFAS No. 141.

The financial statements reflect various purchase price allocations.  In accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the total purchase price was allocated to the tangible and intangible assets of Eurosilicone based upon their estimated fair values at the acquisition date with the excess purchase price allocated to goodwill.  The purchase accounting adjustments made are based upon currently available information.  Accordingly, the actual adjustments recorded in connection with the final purchase price allocation have been finalized.

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition and updated as of June 30, 2005:

	Book Value of
	Assets Acquired /	Purchase Price
	Liabilities Assumed	Adjustments		Fair Value
Cash and cash equivalents	$1,929,698	$—		$1,929,698
Accounts receivable	5,625,350	(672,563	) (a)	4,952,787
Inventory	2,654,043	639,936	(c)	3,293,979
Other current assets	96,909	—		96,909

Total current assets	10,306,000	(32,627)		10,273,373

Property, plant and equipment	801,085	—		801,085
Leased property under capital leases	4,048,560	84,804	(d)	4,133,364
Customer - related intangibles	—	4,475,653	(e)	4,475,653
Trademarks	49,917	59,877	(f)	109,794
Goodwill	—	28,138,011	(g)	28,138,011
	—	3,965,559	(i)	3,965,559
Other long term assets	481,981	—		481,981

Total assets	$15,687,543	$36,691,277		$52,378,820

Accounts payable	2,774,978	—		2,774,978
Notes payable	367,742	—		367,742
Obligations under capital leases	554,217	—		554,217
Other current liabilities	1,607,362	204,480	(c)	1,811,842
Long term notes payable	745,304	—		745,304
Long term obligations under capital leases	1,977,991	331,475	(d)	2,309,466
Long term accrued liabilities	—	517,356	(c)	517,356
Shareholders’ equity	7,659,949	(7,659,949	) (b)	—
		39,332,356	(h)	39,332,356
		3,965,559	(i)	3,965,559

Total Liabilities and Shareholders’ equity	$15,687,543	$36,691,277		$52,378,820

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

(d)         To place additional value on leased property based on the fair market evaluation performed on Eurosilicone’s assets as of July 5, 2004 and to record the additional liability associated with the leased property.

(e)          To record the value of Eurosilcone’s customer lists, contracts and related customer relationships.

(f)            To record the fair market value of Eurosilicone's trademark.

(g)         To reflect goodwill.

(h)         To record the purchase price of Eurosilicone.

(i)             To record performance payment required under the acquisition agreement which had occurred during the quarter ending March 31, 2005.  Please see Note U for the possibility of additional performance payments.

The following unaudited pro-forma financial information reflects the condensed consolidated results of operations of the Company as if the acquisition had taken place on July 1, 2003.  The pro-forma financial information is not necessarily indicative of the results of operations had the transaction been effected on July 1, 2003.

	Year Ended
	June 30,
	2005	2004
Net sales	$26,958,547	$22,568,028
Net income / (loss)	(17,281,768)	(13,821,277)
Diluted (loss) earnings per common share	(0.93)	(0.78)

On August 27, 2004, the Company completed the acquisition of privately-held Dermatological Medical Products and Specialties, S.A. de C.V., a distributor of aesthetic, plastic and reconstructive surgery devices in Mexico.

On April 25, 2005, one of the Company’s subsidiaries completed the purchase of selected assets and liabilities of privately-held Hutchison International, Inc., a third-party distributor of breast implants products in the United States for Biosil Limited.  The completion of this transaction allowed the Company to, among other things, negotiate and ultimately enter into an exclusive distribution agreement directly with Biosil Limited for its breast implants in the United States.  The acquisition itself will not have a significant impact on the operating results of the Company, since the operations have no existing revenue—pending FDA approval of the products.  The various agreements call for payments in the form of stock and cash of about $3,000,003 as follows:  cash payments of $625,000 and 366,667 shares of MediCor Ltd. common stock valued at $7.50, subject to future adjustment based on actual trading prices following approval for marketing the products in the United States.

The financial statements reflect various purchase price allocations.  In accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the total purchase price was allocated to the tangible and intangible assets of Hutchison International, Inc. based upon their estimated fair values at the acquisition date.  The purchase accounting adjustments made are based upon currently available information.  Accordingly, the actual adjustments recorded in connection with the final purchase price allocation may be updated according SFAS No. 141, and any such changes may be material.

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition and updated as of June 30, 2005:

	Book Value of
	Assets Acquired /	Purchase Price	Preliminary
	Liabilities Assumed	Adjustments	Fair Value
Employee advances	$39,782	$—	$39,782
Inventory	372,061	(372,061)	—	(a)
Property, plant and equipment	1,492	(1,492)	—	(b)
Intangibles	—	3,243,146	3,243,146	(c)

Total assets	$413,335	$2,869,593	$3,282,928

Short-term product replacement reserve	195,750	87,175	282,925	(d)
Shareholder’s equity related to assets acquired	217,585	(217,585)	—	(e)
Purchase price		3,000,003	3,000,003	(f)

Total liabilities and shareholders’ equity	$413,335	$2,869,593	$3,282,928

The amounts contained in the purchase price allocation may change as additional information becomes available regarding the assets and liabilities acquired.  The purchase price allocations are expected to be finalized before the year ended June 30, 2006.  Any change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill.  The Company is continuing to evaluate this in detail and anticipates that it will determine and place a fair value upon completion of such valuation.  Until completion of such evaluation, the Company cannot currently estimate any purchase price allocations.

(a)                                                         Inventory is obsolete because no FDA Pre-Market Approval exists, and therefore no market for the product at present exists.

(b)                                                        Office equipment appears to be obsolete and beyond its useful life.

(c)                                                         Reflects initial determination of value associated with intangibles (specifically the distribution/supply agreement with Biosil). Amount may be impacted by other purchase accounting adjustments and finalization of intangible valuation under SFAS 141 which will be finalized within 1 year of acquisition.

(d)                                                        Reflects additional amounts for reserve associated with product replacement program.

(e)                                                         To eliminate shareholder’s equity.

(f)                                                           To record the purchase price, as follows:  $250,000 of cash, and $2,750,003 in the form of common stock in MediCor (366, 666 shares).

Note W – Subsequent Events

On September 16, 2005, the Company agreed to acquire all of the capital stock of Biosil Limited and Nagor Limited, privately-held companies based in the U.K. in exchange for cash and stock.  The closing of the acquisition is subject to customary closing conditions.  The Company has filed a current report on Form 8-K on September 13, 205 and on September 16, 2005 containing additional information related to this acquisition.

EXHIBIT INDEX

Exhibit No	Description

2.1

Agreement of Merger dated as of February 7, 2003, by and among Scientio, Inc., International Integrated Incorporated, SCMerger Ltd., certain members of International Integrated Incorporated and certain stockholders of Scientio, Inc. – Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 24, 2003.

2.2

Agreement for the Sale and Purchase of the Shares of Laboratoires Eurosilicone S.A. dated May 17, 2004 – Incorporated by reference to Exhibit 2.2 to the Registrant’s Annual Report on Form 10-KSB/A for the year ended June 30, 2004.

2.3

Stock Purchase Agreement between MediCor Latin America S.A. de C.V., International Integrated Management, Inc., Carlos Francisco Lazo de la Vega Jasso and Hector Jesus Chulia de la Torre dated August 27, 2004 – Incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-KSB/A for the year ended June 30, 2004.

3.1

Certificate of Incorporation of the Registrant – Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2/A filed September 14, 2001 (Commission File No. 333-64420).

3.2	Certificate of Amendment of Incorporation of the Registrant – Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
3.3	Amended and Restated Bylaws of the Registrant – Incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2003.
3.4

Certificate of Designation, Preferences and Rights of Series A 8.0% Convertible Preferred stock – Incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

4.1	Form of Convertible Debenture Loan Agreement – Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2/A filed April 1, 2005 (Commission File No. 333-121832).
4.2	Form of Convertible Debenture – Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 and December 31, 2003.
4.3	Form of Amendment to Convertible Debenture – Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on From 10-QSB for the quarter ended September 30, 2003.
4.4	Form of Convertible Debenture Agreement – Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2/A filed April 1, 2005 (Commission File No. 333-121832).
4.5	Form of Convertible Debenture – Incorporated by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.
4.6	Form of Investment Agreement – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.
4.7

Written Consent of the Board of Directors of International Integrated Incorporated establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions, and Relative Rights of 8% Class A Convertible Preferred Stock – Incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form SB-2/A filed March 4, 2005 (Commission File No. 333-121832).

4.8

Specimen common stock certificate of the Registrant – Incorporated by reference to Exhibit 4.8 of the Registrant’s Registration Statement on Form SB-2/A filed March 4, 2005 (Commission File No. 333-121832).

4.9

Specimen Series A 8.0% Convertible Preferred Stock certificate – Incorporated by reference to Exhibit 4.9 of the Registrant’s Registration Statement on Form SB-2/A filed March 4, 2005 (Commission File No. 333-121832).

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

10.16

Amendment No. 2 to Asset Purchase Agreement, dated as of October 16, 2003 – Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2003.

10.17*	Form of Amended Distribution Agreement – Incorporated by Reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004.
10.18	Form of Promissory Note – Incorporated by Reference to Exhibit 10.2 of the Registrant’s Quarterly Report on From 10-QSB/A for the Quarter ended March 31, 2004.
10.19

Certificate of Designation, Preferences and Rights of Series A 8.0% Convertible Preferred Stock – Incorporated by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-KSB for the year ended June 30, 2004.

10.20

Transportation Dry Lease Agreement between MediCor and Global Aviation, LLC dated June 30, 2001 – Incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-KSB/A for the year ended June 30, 2004.

10.21*	Loan Agreement with BNP Paribas dated September 10, 2004 – Incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-KSB/A for the year ended June 30, 2004.
10.22

Revolving Promissory Note made by MediCor Ltd. in favor of International Integrated Industries, LLC – Incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form SB-2/A filed March 4, 2005 (Commission File No. 333-121832).

10.23

Assignment and Assumption Agreement, dated as of April 1, 2003, by and among International Integrated Incorporated, MediCor Ltd. and International Integrated Industries, LLC – Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form SB-2/A filed March 4, 2005 (Commission File No. 333-121832).

10.24

Reimbursement Agreement between MediCor Ltd. and Global Aviation Delaware LLC dated October 1, 2003 – Incorporated by reference to Exhibit 10.26 of the Registrant’s Registration Statement on Form SB-2/A filed April 1, 2005 (Commission File No. 333-121832).

10.25

Addendum to Promissory Note made by MediCor Ltd. in favor of International Integrated Industries, LLC – Incorporated by reference to Exhibit 10.27 of the Registrant’s Registration Statement on Form SB-2/A filed April 1, 2005 (Commission File No. 333-121832).

10.26*

Supplier Novation and Amendment Agreement among Biosil Limited, Hutchison International, Inc., MediCor Aesthetics and International Integrated Incorporated dated as of February 10, 2005 – Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 3, 2005.

10.27	Guarantee dated as of February 10, 2005 between MediCor Ltd. and Biosil Limited – Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 3, 2005.

10.28

Transaction Accommodation Agreement between International Integrated Incorporated, MediCor Ltd and Hutchison International, Inc. dated as of March 21, 2005 – Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed May 3, 2005.

10.29	Administrative Service Agreement between MediCor and NexGen Management LLC, filed herewith.
10.30	Addendum to Promissory Note made by MediCor Ltd. in favor of International Integrated Industries, LLC, filed herewith.
21	Subsidiaries of the Registrant – Incorporated by reference to Exhibit 21 of the Registrant’s Registration Statement on Form SB-2/A filed March 4, 2005 (Commission File No. 333-121832).
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

*                 Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission.