Form 10KSB/A
period 2005-06-30
MEDICOR LTD
filed 2005-10-21
CIK 1143799

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to the MediCor Ltd. (the “Company”) Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 (the “Original Filing”), which was filed with the Securities and Exchange Commission on September 28, 2005, is being filed to amend Part II, Item 8A of the Original Filing only.  Part II, Item 8A of the Original Filing, as amended, is set forth in full herein.

As a result of this amendment, the certifications pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-KSB/A.

Except for the amendment described above, this Amendment No. 1 on Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART II

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

Management of MediCor is responsible for establishing and maintaining effective internal control over financial reporting as is defined in Exchange Act Rule 13a-15(f).  The consolidated financial statements and other information presented in this annual report have been prepared in accordance with accounting principles generally accepted in the United States.  MediCor’s internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.  Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.  Management assessed its internal control over financial reporting as of June 30, 2005 in relation to the criteria for effective internal control established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management determined that, as of June 30, 2005, MediCor maintained effective internal control over financial reporting.  Greenberg & Company CPAs, the registered public accounting firm that audited the financial statements included in this annual report, has not issued an attestation report on management’s assessment of MediCor’s internal control over financial reporting.  Management will continue to review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD.
(Registrant)

Date:	October 21, 2005	By:	/s/ Theodore R. Maloney
Theodore R. Maloney
Chief Executive Officer

Date:	October 21, 2005	By:	/s/ Thomas R. Moyes
Thomas R. Moyes
Chief Financial Officer

3

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

2.3

Stock Purchase Agreement between MediCor Latin America S.A de C.V., International Integrated Management, Inc., Carlos Francisco Lazo de la Vega Jasso and Hector Jesus Chulia de la Torre dated August 27, 2004 – Incorporated by reference to Exhibit 2.3 to the Registrant’s Annual Report on Form 10-KSB/A for the year ended June 30, 2004.

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

10.16

Amendment No. 2 to Asset Purchase Agreement dated as of October 16, 2003 – Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2003.

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

10.20

Transportation Dry Lease Agreement between MediCor and Global Aviation, LLC dated June 30, 2001– Incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-KSB/A for the year ended June 30, 2004.

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

10.23

Assignment and Assumption Agreement dated as of April 1, 2003, by and among International Integrated Incorporated, MediCor Ltd. and International Integrated Industries, LLC – Incorporated by reference to Exhibit 10.25 of the Registrant’s Registration Statement on Form SB-2/A filed March 4, 2005 (Commission File No. 333-121832).

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

10.29†	Administrative Service Agreement between MediCor and NexGen Management LLC.
10.30†	Addendum to Promissory Note made by MediCor Ltd. in favor of International Integrated Industries, LLC.
21	Subsidiaries of the Registrant – Incorporated by reference to Exhibit 21 of the Registrant’s Registration Statement on Form SB-2/A filed March 4, 2005 (Commission File No. 333-121832).
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

*                 Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission.

†                  Previously filed.