Form 10QSB
period 2005-09-30
MEDICOR LTD
filed 2005-11-14
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

(702) 932-4560

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On November 10, 2005, there were 20,355,584 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☐

MEDICOR LTD.

INDEX

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet—September 30, 2005

Consolidated Statements of Operations—Three Months Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows—Three Months Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements—September 30, 2005

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

PART I—FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MediCor, Ltd.

Consolidated Balance Sheet

September 30, 2005

(Unaudited)

Assets

Current assets:

Cash	$879,259
Receivables, less allowance for doubtful accounts of $1,376,075	6,158,961
Notes receivable, less allowance for doubtful accounts of $3,071,980	—
Inventories	4,591,808
Prepaid expenses and other current assets	210,595

Total current assets	11,840,623
Property, plant and equipment, net	1,158,289
Leased property under capital leases, net	3,990,353
Goodwill and other intangibles, net	43,347,150
Deposits	359,980
Other assets	609,775

Total assets	$61,306,169

Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable	$2,297,539
Note payable to related party	54,933,489
Accounts payable	6,204,608
Obligations under capital leases	599,964
Accrued expenses and other current liabilities	2,684,191
Payroll taxes payable	1,065,691
Interest payable to related party	4,830,341
Convertible debentures	250,000

Total current liabilities	72,865,823

Long-term notes payable	10,133,528
Long-term obligations under capital leases	2,047,729

Total liabilities	85,047,080

Commitments and contingencies (Note V)

Preferred shares subject to mandatory redemption requirements	6,573,258

Stockholders’ equity (deficit)

Common shares, $.001 par value, 100,000,000 shares authorized, 20,353,455 shares issued, 20,343,157 shares outstanding and 20,298 shares retired	20,333
Additional paid in capital	27,004,686
Accumulated (deficit)	(57,377,026)
Accumulated other comprehensive income (loss)	37,838

Stockholders’ equity (deficit)	(30,314,169)

Total liabilities and stockholders’ equity	$61,306,169

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Operations and Comprehensive Income / (Loss)

Three Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Net sales	$5,662,015	$6,143,059
Cost of sales	3,945,992	3,553,485

Gross profit	1,716,023	2,589,574

Operating Expenses:
Selling, general and administrative expenses
Salaries and wages expense	1,286,426	1,094,559
Other	2,292,640	2,759,947
Research and development	912,565	633,714

Operating income / (loss)	(2,775,608)	(1,898,646)

Net interest expense / (income)	1,454,303	1,269,439

Income / (loss) before income taxes	(4,229,911)	(3,168,085)
Income tax expense (benefit)	(128,490)	340,911

Net income / (loss)	(4,101,421)	(3,508,996)
Preferred dividends deemed	—	105,704
Preferred dividends in arrears Series A Preferred 8%	124,000	208,766

Net loss attributable to common stockholders	(4,225,421)	(3,823,466)

Other comprehensive income / (loss), net of tax:
Foreign currency translation adjustments	275,295	(6,562)

Comprehensive income / (loss)	$(3,950,126)	$(3,830,028)

Loss per share data:
Weighted average shares, basic and diluted	20,335,766	18,062,419
Basic and diluted
Net loss per share	$(0.21)	$(0.21)

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Cash Flows

Three Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,101,421)	$(3,515,558)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	434,867	256,282
Provision for doubtful accounts	303,858	197,852
Inventory write down	—	350
Loss on disposal of property, plant and equipment	—	24,919
Non-employee stock options	27,965	—
Employee preferred stock	—	48,000
Directors restricted common stock	26,500	—
Changes in operating assets and liabilities
Receivables	398,053	164,299
Notes receivable	(293,396)	(147,639)
Inventories	(714,973)	(47,744)
Prepaid expenses and other current assets	22,215	(4,512)
Goodwill	—	(617,675)
Deposits	(263,800)	617,675
Other assets	9,141	(508,533)
Accounts payable	113,220	(1,577,503)
Accrued expenses and other current liabilities	(693,615)	40,106
Income tax payable	—	538,149
Payroll taxes payable	4,360	165,768
Interest payable	1,220,433	(123,463)
Long term accrued liabilities	(517,356)	—
Net cash provided by (utilized) operating activities	(4,023,949)	(4,489,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property, plant and equipment	(110,874)	(40,339)
Payments for purchase of Laboratoires Eurosilicone S.A., net of cash acquired	—	(8,800,727)
Payments for purchase of Deramedics, net of cash aquired	—	(75,000)
Net cash provided by (utilized) investing activites	(110,874)	(8,916,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligation	(59,397)	—
Proceeds from issuance of short term debt	4,400,000	15,687,811
Proceeds from issuance of long term debt	—	7,333,407
Payments on convertible debentures	—	(100,000)
Payments on short term debt	(1,436,615)	(5,966,515)
Issuance of common stock	—	4,969
Issuance of preferred shares subject mandatory redemption requirements	—	359,999
Net cash provided by (utilized) financing activities	2,903,988	17,319,671

EFFECT ON EXCHANGE RATE CHANGES ON CASH	275,295	—

Net increase (decrease) in cash	(955,540)	3,914,378
Cash at beginning of period	1,834,799	165,092

CASH AT END OF PERIOD	$879,259	$4,079,470

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Conversion of short-term debt to preferred stock	$—	$100,000
Conversion of long-term debt to common stock	$50,000	$—
Issuance of preferred stock to employees/consultants	$—	$48,000

The Company purchased all of the capital stock of Laboratories Euorsilcone S.A.S. for $43,297,915. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$45,549,577
Goodwill	$—	$—
Cash paid for capital stock	$—	$(39,332,356)
Liabilities assumed	$—	$(6,217,221)

Included in the fair value of assets acquired and liabilities assumed is $2,532,081 for capital lease obligations.

The Company purchased all of the capital stock of Dermatological Medical Products and Specialites, S.A. de C.V. for $75,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$75,000
Cash paid for capital stock	$—	$(75,000)
Liabilities assumed	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$442,247	$1,610,350
Taxes	$2,410	$—

See accompanying notes to unaudited consolidated financial statements

MEDICOR LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Note A—Description of Business

MediCor Ltd. (the “Company” or “MediCor”) is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets.  Current products include breast implant products, other implants and scar management products.  The Company’s breast implant products are currently sold in approximately 85 countries, but are not sold in the United States or Canada.  Our products are sold primarily in foreign (non-U.S.) countries and foreign sales are currently about 95% of total sales, with the largest country (Brazil) accounting for about 13% of sales.  Breast implant and other implant products account for about 91% of total sales for the quarter ended September 30, 2005, while scar management products contributed approximately 9% of total sales. The Company sells its products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

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

Note B—Summary of Significant Accounting Policies

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

Revenue Recognition

The Company recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”).  These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable.  The Company recognizes revenue upon delivery of product to third-party distributors and customers and does not allow for bill-and-hold sales.  Due to the widespread holding of consignment inventory in the Company’s industry, the Company also recognizes revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors’ offices.  The

Company does not offer price protection to its third-party distributors and customers and accepts product returns only if the product is defective.  Appropriate reserves are established for anticipated returns and allowances are based on product return history.  The Company believes its estimate for anticipated returns is a “critical accounting estimate” because it requires the Company to estimate returns and, if actual returns vary, it could have a material impact on reported sales and results of operations.  Historically the Company’s estimates of return rates have not deviated from the actual returns by more than 1% to 2%.

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

Product Replacement Programs

III Acquisition Corp. d/b/a PIP.America (“PIP.America”) and MediCor Aesthetics, subsidiaries of the Company in the U.S., provides a product replacement program to surgeons for deflations of breast implant products for a period of ten (10) years from the date of implantation.  For each deflation, the surgeon receives financial assistance plus a free implant replacement. Management estimated the amount of potential future product replacement claims based on statistical analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is reserved.  Changes to actual claims, interest rates or other estimations could have a material impact on the statistical calculation which could materially impact the Company’s reserves and results of operations.  Although these products are not currently being sold (because they are in the process of obtaining FDA approval, as more fully described below), they were sold under a distribution agreement prior to November 2000 and a reserve for product replacements is maintained for the products sold in prior years.  Eurosilicone, a subsidiary of the Company located in France, prior to July 1, 2005 did not provide a product replacement program or any similar program.  Additionally, it had solely relied on third-party distributors.  As a result, Eurosilicone did not maintain a reserve in prior years.  During the quarter ending September 30, 2005, Eurosilicone began making formal commitments to third-parties for a product replacement program.  Consequently, the Company has provided a reserve for this program under the same approach as described above.  Changes to actual claims, interest rates or other estimations could have a material impact on the statistical calculation which could materially impact the Company’s reserves and results of operations.

For the quarter ended September 30, 2005, PIP.America paid $363,275 with respect to settlements under its product replacement program for products previously sold under its distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants. For the quarter ended September 30, 2005, MediCor Aesthetics paid $26,000 with respect to settlements under its product replacement program for the products previously sold under its distribution agreement between Hutchison International, Inc. and Biosil Limited.

As of September 30, 2005, the Company’s product replacement program reserve consisted of:

Product Replacement Reserve

Balance at June 30, 2005	$1,004,072
Accruals for product replacements issued during the period	83,526
Settlements incurred during the period	(389,275)

Balance at September 30, 2005	$698,323

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

The Company accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB No. 25,” and Emerging Issue Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services” (“EITF No. 96-18”), whereby the fair value of such option and warrant grants are measured using the Fair Value Based Method at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

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

Effects of Recent Accounting Pronouncements

In May 2005, FASB issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.”  This pronouncement applies to all voluntary changes in an accounting principle, and revises the requirements for accounting for and reporting a change in an accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so.  This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle.  SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error.  The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.  The Company intends to apply the provisions of this statement effective July 1, 2006.

Note C—Interim Reporting

The accompanying unaudited consolidated financial statements for the three months ended September 30, 2005 and September 30, 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year.

Note D—Major Customers

During the three months ended September 30, 2005, two different distributor customers accounted for 9% and 13%, respectively, of the Company’s consolidated revenue.  Revenue related to these two distributors for the three months ended September 30, 2004 was 10% and 15%, respectively.

Note E—Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note F—Accounts Receivable

Accounts receivable at September 30, 2005 consisted of:

September 30, 2005

Accounts receivable	$7,535,036
Allowance for doubtful accounts	(1,376,075)

Total	$6,158,961

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2005	$1,365,613
Provisions / (recovery)
Write-offs	10,462
Balance September 30, 2005	$1,376,075

Note G—Notes Receivable

Notes receivable at September 30, 2005 consisted of:

September 30, 2005

Notes receivable	$3,071,980
Allowance for doubtful accounts	(3,071,980)

Total	$—

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

Note H—Inventories

Inventories at September 30, 2005 consisted of:

September 30, 2005

Raw Materials	$928,385
Work in Process	529,055
Finished Goods	3,134,368

Total	$4,591,808

Note I—Property and Equipment

Property and equipment at September 30, 2005 consisted of:

September 30, 2005

Machinery and equipment	$677,729
Furniture, Fixtures and equipment	469,968
Computer Equipment and tools and dies	422,223
Land and buildings	144,972
Leasehold Improvements	107,748
Automobiles	86,043

Subtotal	1,908,683
Accumulated depreciation	(750,394)

Total	$1,158,289

Depreciation expense was $93,633 for the three months ended September 30, 2005 and $115,583 for the three months ended September 30, 2004.

Note J—Goodwill and Other Intangibles

Goodwill and other intangibles as of September 30, 2005 consisted of:

September 30, 2005

Goodwill	$33,867,087
Customer-Related Intangibles	4,480,820
Supply Agreements and Other Intangibles	3,373,146
Patents	3,000,000
Distribution Agreements and Non-compete	355,000
Trademarks / Tradenames	120,128

Subtotal	45,196,181

Accumulated Amortization—Goodwill	(41,973)
Accumulated Amortization—Customer-Related Intangibles	(1,022,361)
Accumulated Amortization—Supply Agreements and Other Intangibles	(5,000)
Accumulated Amortization—Patents	(522,514)
Accumulated Amortization—Distribution Agreements and Non-compete	(233,125)
Accumulated Amortization—Trademarks / Tradenames	(24,058)

Subtotal	(1,849,031)

Total	$43,347,150

Amortization expense for the three months ended September 30, 2005 was $271,034, compared to $87,507 for the prior period ended September 30, 2004.

The estimated amortization expense for the next five years consists of:

	September 30, 2006	September 30, 2007	September 30, 2008	September 30, 2009	September 30, 2010

Customer-Related Intangibles	$610,316	$610,316	$610,316	$610,316	$610,316
Distribution Agreements	16,875	16,875	16,875	16,875	16,875
Patents	177,677	177,677	177,677	177,677	177,677
Trademarks	8,235	8,235	8,235	8,235	8,235
Other	—	—	—	—	—

Total	$813,102	$813,102	$813,102	$813,102	$813,102

Note K—Leased Property under Capital Leases

The following is an analysis of the leased property under capital leases by major classes.  All of this property is located in France as a part of our Eurosilicone subsidiary, except for the copier which is located at the Company’s corporate office:

September 30, 2005

Buildings	$4,048,143
Vehicles	347,717
Copier	24,138

Subtotal	4,419,997

Accumulated Depreciation	(429,644)

Subtotal	(429,644)

Total	$3,990,353

Depreciation expense was $70,200 for the three months ended September 30, 2005 as compared to $53,192 for the three months ended September 30, 2004.

The following is a schedule by years of future minimum lease payments under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2005:

Year ended September 30,	Amount

2006	$509,004
2007	548,729
2008	395,985
2009	358,828
2010	306,995
Later years	1,088,311

Total minimum payments required	$3,207,852

Note L—Deposits and Other Assets

Deposits at September 30, 2005 totaled $359,980.  These are security deposits on office leases, with local utility companies and expenses incurred during the acquisition process of Biosil Limited and Nagor Limited.

Other assets consisted of security investments of $55,010 and debt acquisition costs of $554,765 at September 30, 2005.

Note M—Accrued Expenses

Accrued expenses and other current liabilities at September 30, 2005 consisted of:

September 30, 2005

Wages and paid leave	$1,043,209
Other	$646,012
Product replacement reserve	698,323
Consulting	296,647

Total	$2,684,191

Consulting fees consisted of amounts relating to a consulting agreement.  Other accrued expenses included interest and legal expenses.

Note N—Convertible Debentures

Convertible debentures at September 30, 2005 were $250,000. During the first quarter of fiscal 2006, $50,000 was converted to 10,000 shares of our common stock.  These convertible debentures are convertible after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date at the holder’s discretion to shares of the Company’s common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date.  These convertible debentures mature between June 2006 and August 2006.

During the quarter ended September 30, 2005, we did not incur any costs relating to these convertible debentures.

Note O—Notes Payable

Short-term notes payable of $2,297,539 at September 30, 2005 consisted of several notes which ranged from $115,641 to $1,946,374 with annual interest rates of between 3.39% and 8%.   The Company also has an outstanding balance at September 30, 2005 of $54,933,489 under a note payable to an affiliate, as described in Note P.

Long-term notes payable consisted of a bank term loan in the amount of $10,133,528 for a term of six years denominated in Euros with an annual interest rate based on nine-month Libor plus 2.25%.  The variable interest rate as of September 30, 2005 was 4.46%.  In addition, we have several notes which ranged from $13,427 to $333,133 with terms of between 16 months and three years, with annual rates of interest between 3.39% 5.25%.

Future maturities of long-term debt are as follows:

Year ended September 30,	Amount

2007	$2,198,141
2008	2,096,265
2009	1,946,374
2010	1,946,374
2011	1,946,374

Total	$10,133,528

Note P—Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a family holding company in which the chairman of the Company, Mr. Donald K. McGhan, has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Consolidated Balance Sheet of $54,933,489 at September 30, 2005.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%) per annum.  During the three months ended September 30, 2005, LLC advanced $4,400,000 to the Company, of which none was repaid.  Interest expense relating to this note payable was $1,320,433, of which $100,000 was paid.  The unpaid liability for these expenses is included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company has a commitment from LLC to fund operating shortfalls as necessary through October 1, 2006.

In October 2003, the Company entered into a reimbursement agreement with Global Aviation Delaware, LLC, a company controlled by its chairman for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business.  The reimbursement agreement is effective for expenses incurred for MediCor business purposes.  The Company recognized a total of $245,210 for the three months ended September 30, 2005 in expenses pursuant to the reimbursement agreement.  This amount represents approximately 15.3% of the quarterly operating costs of the entity, and the Company has no minimum guarantees or guarantee of debt for this company.   All expenses recognized pursuant to the reimbursement agreement have been included by the Company in selling, general, and administrative expenses.  Under this agreement, only costs directly tied to MediCor’s use of the plane asset are reimbursable to the owner.  All other operating costs (such as fuel, pilot wages, food, etc.) are paid directly by the Company through a service agreement we have with NexGen Management, a company controlled by the Company’s chairman.  All disbursements to this agent occur only when the plane is used for MediCor business purposes.  The Company recognized a total of $172,198 for three months ended September 30, 2005 in expenses pursuant to the service agreement with NexGen Management.  The Company has no minimum guarantees or guarantee of debt for this company.   All expenses recognized pursuant to the service agreement have been included by the Company in selling, general, and administrative expenses.

Note Q—Federal Income Taxes

The Company follows FAS 109 for reporting income taxes. The income tax expense (benefit) reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	September 30, 2005	September 30, 2004

Current

Net loss	$(1,351,158)	$(1,328,474)
Foreign income tax expense/ (benefit) on unconsolidated subsidiaries	(128,490)	340,911
	(1,479,648)	(987,563)
Deferred

Allowance for bad debts	103,312	67,269
Product replacement reserve	96,475	—
Depreciation and amortization	20,137	25,500
	219,924	92,769

Total benefit	(1,259,724)	(894,794)
Less allowance for realization of deferred tax asset	1,131,234	1,235,705

Total tax expense/ (benefit)	$(128,490)	$340,911

The current tax expense for the quarter ended September 30, 2005 resulted from income tax paid on a foreign subsidiary.  As of September 30, 2005, the Company recorded an allowance of $19,648,242 against certain future tax benefits, the realization of which is currently uncertain.  The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under Internal Revenue Service provisions.  Although the

Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.  The estimated net operating losses for tax purposes of approximately $25 million will expire over several years ending in 2024.

Primary components of the deferred tax assets at the periods noted were approximately as follows:

September 30, 2005

Computed expected income tax asset/(liability) at 34%	$1,351,158
Adjustments
Net operating loss	16,402,856
Allowance for bad debt	1,512,339
Product replacement reserve	551,512
Depreciation and amortization	270,225

Income tax benefit	$20,088,090
Less allowance for realization of deferred tax asset	(20,088,090)

Deferred tax asset, net	$—

Note R—Preferred Stock

The Company authorized a series of 45,000 shares of preferred stock designated as Series A 8.0% Convertible Preferred Stock (“Series A Preferred”) on July 5, 2004.  The Series A Preferred has a par value of $.001 per share with a liquidation preference of $1,000 per share.  In the event of liquidation, shareholders of the Series A Preferred shall be entitled to receive priority as to distribution over common stock.  The Series A Preferred stock is convertible into common stock at any time at a conversion price of $3.85 per share until June 30, 2010, subject to potential adjustment in the event certain EBITDA or common stock value targets are not met.  On June 30, 2011, all unconverted shares to common stock will be subject to a mandatory redemption.  The redemption price of $1,000 per share plus $1,000 per whole share for all accrued and unpaid paid-in-kind dividends and any other accrued and unpaid dividends, whether or not declared which amount will be payable by the Company in cash.  At September 30, 2005, the Company had outstanding an aggregate of 6,219 shares, issued for aggregate consideration of $6,573,258.

Note S—Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income (Loss) before preferred stock dividends	(4,101,421)			(3,830,028)
Less: Preferred stock dividends	124,000			—

Basic EPS	(4,225,421)	20,335,766	(0.21)	(3,830,028)	18,062,419	(0.21)

Effect of dilutive securities	—

Diluted EPS	$(4,225,421)	20,335,766	(0.21)	$(3,830,028)	18,062,419	(0.21)

Common equivalent shares of 4,192,790 have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note T—Stock Options and Warrants

The Company has a stock option plan for key employees and consultants.  There were 4,242,680 shares reserved for issuance pursuant to the Company’s stock option plan and up to 4,100,000 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements.  The Company’s employee share option activity for and related information is summarized below:

		Weighted Average
	Options	Exercise Price

Outstanding Options at June 30, 2005	3,929,938	$3.34

Granted	336,111	2.60
Exercised	—	—
Cancelled	—	—

Outstanding Options at September 30, 2005	4,266,049	$3.28

Options exercisable at end of period	1,251,652	$3.34

The following table summarizes information about employee stock options outstanding at September 30, 2005:

Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$1.00 - $2.01	986,049	6.4	$1.79	285,819	$1.89
$3.00 - $3.80	2,180,000	5.6	$3.48	599,167	$3.48
$4.15 - $4.30	1,100,000	6.6	$4.23	366,667	$4.23

Note U—Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in a single industry segment across multiple geographic locations within the U.S. and internationally and, as such, does not have multiple segments to report.  For the three months ended September 30, 2005, sales from breast implant and other implants were approximately 91% of total sales, whereas sales from scar management product were approximately 9% of total sales.  Revenues from customers and distributors attributable to various foreign countries outside the U.S were material and equaled about 95% of total sales, with the largest country (Brazil) accounting for about 13% of sales.  Additionally, a significant amount of revenues and costs are Euro denominated.  Long-lived assets attributable to various foreign countries outside the U.S. were material and equaled about $38 million, located in France.  Amounts attributable to the U.S. were approximately $6 million.

Note V—Commitments and Contingencies

The Company has received a written commitment from LLC, an affiliate of its chairman, to provide sufficient cash to fund any operating loss through October 1, 2006.  The same entity has provided the Company an aggregate of over $71 million in funding from the Company’s inception through September 30, 2005.  The future funding may take the form of debt or equity or a combination thereof.

The Company’s PIP.America subsidiary has a distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France.  This agreement covers the sale by PIP.America of PIP’s saline, pre-filled breast implant products in North America, although no sales were reported in the year ending June 30, 2004 because these products are not currently approved for distribution in North America.  Previously, the manufacturer was undertaking the process of securing FDA approval for these products.  At March 30, 2004, PIP.America had $3,444,802 of accounts receivable from the manufacturer, representing amounts owed to PIP.America under the terms of the distribution agreement.  These amounts have been fully reserved for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection.  Effective March 30, 2004, PIP.America and the manufacturer amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to PIP.America.  In conjunction with this change, PIP.America forgave certain amounts owed by the manufacturer, and the parties amended the pricing terms.  The amendments obligate PIP.America to fund the ongoing clinical and regulatory costs and expenses.  The amount and timing of these future costs is unknown and may be material.  The likelihood and timing of obtaining FDA approval are also uncertain.  Concurrently, the manufacturer issued to PIP.America a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims.  The principal amount under the note as of September 30, 2005 was $3,071,980.

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

In October 1999, Case No. 99-25227-CA-01 June 2000 Case No. 00-14665-CA-01, and July 2003, Case No. 0322537-CA-27, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll Farren-Martin and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  Also in September 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims on his own behalf.  The Kwartin family members’ claims are primarily premised on allegations that plaintiffs are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement.  Plaintiffs allege that, as a result, they have certain derivative or other rights to an alleged distribution agreement between Poly Implants Prostheses, S.A. (“PIP-France”) and PIP/USA.  Plaintiffs claim, among other things, that III Acquisition Corporation dba PIP.America (“PIP.America”) and its chairman tortiously interfered with that agreement and with plaintiffs’ other alleged rights as lenders, investors, shareholders, quasi-shareholders or employees of PIP/USA or other entities.  In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP-France and invalidate PIP.America’s distributor relationship with PIP-France.  It is PIP.America’s position that the Kwartin litigations are within the scope of the indemnification agreements.  A motion is currently pending to consolidate all of the cases.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Plaintiffs’ counsel in Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended their complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed.  The consolidated amended complaint seeks class certification and contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Plaintiffs seek unspecified monetary damages, exemplary damages and attorney’s fees and costs.  PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim.  Plaintiffs have filed a written response to PIP.America’s pending motion to dismiss, in which they assert that PIP.America and PIP-France entered into a joint venture.  PIP.America is in the process of drafting its reply brief, and the hearing date on this motion is anticipated to occur in January 2006.  At the request of the court, PIP.America will oppose class certification after the motion to dismiss is ruled upon.  Poly Implants Protheses, S.A., a defendant in the case, has agreed that it will indemnify PIP.America for any losses PIP.America may suffer as a result of the Illinois litigation.

Other than for a limited portion of certain of its own product replacement claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from, among other things, claims arising from product not distributed by PIP.America.  PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity.  As a result, the costs associated with these matters are not anticipated to have a material adverse impact on our business, results of operations or financial position.

In July 2005, IP Resource Limited, a United Kingdom-based company, filed an action against our subsidiary, Eurosilicone SAS, in the Marseille Civil Court (Tribunal de Grande Instance), Marseille, France.  The complaint alleges Eurosilicone infringed upon a European Patent known as “Implantable prosthesis device,” Patent No. 0 174 141 0 174 141 B1, and seeks damages of 3 million Euros.  The case is in the preliminary stages and Eurosilicone believes it does not infringe on the 0 174 141 0 174 141 B1 patent and intends to vigorously defend the action.  The Company has not recognized any loss as a result of this contingency.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, are vigorously defending each lawsuit.

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

The Company has operating leases for office, manufacturing and warehouse facilities under various terms expiring from 2007 to 2008.  Lease expenses amounted to $87,797 and $248,317 for the three months ended September 30, 2005 and 2004, respectively.    Future minimum operating lease payments are approximated as follows:

Year ended September 30,	Amount

2006	240,037
2007	249,401
2008	98,797

Note W—Acquisitions

On April 25, 2005, one of the Company’s subsidiaries completed the purchase of selected assets and liabilities of privately-held Hutchison International, Inc., a third-party distributor of breast implants products in the United States for Biosil Limited.  The completion of this transaction allowed the Company to, among other things, negotiate and ultimately enter into an exclusive distribution agreement directly with Biosil Limited for its breast implants in the United States.  The acquisition itself did not have a significant impact on the operating results of the Company, since the operations have no existing revenue—pending FDA approval of the products.  The various agreements called for payments in the form of stock and cash of about $3,000,003 as follows:  cash payments of $250,000 and 366,667 shares of MediCor Ltd. common stock valued at $7.50, subject to future adjustment based on actual trading prices following approval for marketing the products in the United States.

The purchase price resulted in a significant amount in other intangible assets and the Company is continuing to evaluate this in detail and anticipates that it will determine and place a fair value upon completion of such valuation by June 30, 2006.

Until completion of such evaluation, the Company cannot currently estimate any purchase price allocations.  The Company does expect that a majority of the intangibles will be related to the distribution agreement with Biosil Limited.

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

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition and updated as of September 30, 2005:

	Book Value of
	Assets Acquired /	Purchase Price	Preliminary
	Liabilities Assumed	Adjustments	Fair Value
Employee advances	$39,782	$—	$39,782
Inventory	372,061	(372,061)	—	(a)
Property, plant and equipment	1,492	(1,492)	—	(b)
Intangibles	—	3,243,146	3,243,146	(c)

Total assets	$413,335	$2,869,593	$3,282,928

Short-term product replacement reserve	195,750	87,175	282,925	(d)
Shareholder’s equity related to assets acquired	217,585	(217,585)	—	(e)
Purchase price		3,000,003	3,000,003	(f)

Total liabilities and shareholders’ equity	$413,335	$2,869,593	$3,282,928
	—	—	—

The amounts contained in the purchase price allocation may change as additional information becomes available regarding the assets and liabilities acquired.  The purchase price allocations are expected to be finalized before the year ended June 30, 2006.  Any change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill.  The Company is continuing to evaluate this in detail and anticipates that it will determine and place a fair value upon completion of such valuation.  Until completion of such evaluation, the Company cannot currently estimate any possible changes in purchase price allocations.

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

(e)          To eliminate shareholder’s equity.

(f)            To record the purchase price, as follows:  $250,000 of cash, and $2,750,003 in the form of common stock in MediCor (366,667 shares).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis or Plan of Operation,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of acquisition or marketing plans; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing.  Factors that may cause such differences include, but are not limited to: increased competition; changes in product demand; changes in market acceptance; new product development; United States Food and Drug Administration (“FDA”) approval, or denial or rescission of approval; delay or rejection of new or existing products; changes in agreements with governmental agencies; changes in government regulation; supply of raw materials; changes in reimbursement practices; adverse results of litigation; the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission, including those contained in “Factors that May Affect Future Results” set forth below in “Management’s Discussion and Analysis or Plan of Operation.”  The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.  In the following “Management’s Discussion and Analysis or Plan of Operation,” the terms “MediCor,” “we,” “us” and “our” refer to MediCor Ltd. and its consolidated subsidiaries, as appropriate in the context, and, unless the context otherwise requires, “common stock” refers to the common stock, par value $.001 per share, of MediCor Ltd.

OVERVIEW

MediCor Ltd. is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets.  Current products include breast and other implants and scar management products.  Our products are sold in foreign countries (non-U.S.) and foreign sales are currently about 95% of total sales, with Brazil accounting for about 13% of total breast implant sales.  Breast implant and other implant products account for about 91% of total sales for the quarter ended September 30, 2005, while scar management products contributed approximately 9% of total sales.  We sell our products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

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

Products

Currently, MediCor has two main product lines:

•                  breast and other implants for aesthetic, plastic and reconstructive surgery; and

•                  scar management products.

Breast and other implant products

Our primary product line is breast implants, accounting for about 91%of total sales for the three months ended September 30, 2005. With the acquisition of Eurosilicone in July 2004, we have become the third largest breast implant manufacturer in the world in terms of sales, with an estimated 17% of the non-U.S. market.  Sales in foreign (non-U.S.) countries are currently about 95% of total sales, with the largest country accounting for about 13% of sales.  Eurosilicone also manufactures a broad line of other implant products targeted for the aesthetic, cosmetic and reconstructive markets, including gluteal, calf, pectoral, malar and testicular implants, as well as external breast prosthesis, which collectively account for approximately 4% of total sales.  The financing for the Eurosilicone acquisition was primarily provided through additional loans from International Integrated Industries, LLC, an affiliate of MediCor’s chairman, as more fully described in the financial statements and notes.

Our strategy to gain entry into the U.S. saline filled breast implant market relies upon our contractual agreements with independent parties with whom we are working to obtain FDA approval of their PMA applications.  The PMA application for the Biosil Limited inflatable saline breast implant has been submitted in module format, and we are addressing observations arising from the FDA review of the application.  The four-year interval clinical trial data is currently being analyzed and will be submitted as a PMA amendment following completion of that analysis.  Although we anticipate submitting the appropriate data in response to the FDA’s observations and guidance in late 2005, there can be no assurance of timing, review or decision concerning the PMA application.  We are also continuing to work with Poly Implants Protheses; S.A. (“PIP”) in furtherance of the PMA application for PIP’s pre-filled saline breast implant.  We are currently assisting in the collection of appropriate data through its ongoing clinical trial.  We intend to submit the PMA application to the FDA upon satisfactory completion of data collection and analysis.  Although we anticipate submission of the completed PMA application during 2006, there can be no assurance of timing, review or decision concerning the PMA application.  Although we are not the manufacturer we do and will continue to provide technical and other assistance with the clinical trials and regulatory efforts.

Scar Management Products

Biodermis, one of our subsidiaries, competes in the scar management market and distributes products used in the prevention and management of visible scar tissue known as keloid and hypertrophic scars. Sales from these products contributed about 9% of total sales for the three months ended September 30, 2005.  The Biodermis products achieve therapeutic results by encapsulating the scar tissue with a soft, malleable, semi-occlusive polymer in the form of sheets and ointments that are believed to mimic the natural barrier function of the skin, improving the condition and appearance of scars. In the United States, the products are marketed under the names EpiDerm™ silicone gel sheeting and Xeragel™silicone ointment.  Internationally, the same products are also marketed under the names TopiGel™ and DermaSof™.

Biodermis’ secondary product lines consist mainly of two products, EPIfoam™ and HydroGOLD™.  EPIfoam is a silicone backed, polyurethane foam utilized post-lipectomy to assist in recovery and enhance the overall aesthetic appearance following liposuction.  HydroGOLD is a hydrogel-based product for use in reducing the pain, discomfort and burning sensation frequently associated with procedures of the skin typically aimed at reducing fine lines and wrinkles and to eliminate or reduce the signs of aging, such as laser resurfacing, chemical peels and micro-dermabrasion.  Additionally, a portion of Biodermis’ revenue is derived from original equipment manufacturing of scar management and post-operative care products for other medical device companies who then sell the products under their own brand names.  To assure quality control and proper regulatory compliance, Biodermis retains all responsibilities related to the FDA and European CE-mark certification and regulatory compliance related to manufacturing activities.  Some of these OEM customers are allowed to compete for sales in similar markets and for similar customers against Biodermis’ distributors and direct sales staff.

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended September 30, 2005 equaled $5,662,015, a decrease of $481,044 or 7.8% as compared to the prior year quarter.  The decrease in sales for this quarter was primarily attributable to a decline in European sales of breast implants caused by competition and weaker economic conditions in the region, partially offset by sales growth in all other regions.  The Company sold about the same number of units as compared to the prior year quarter, but experienced a decline in average selling prices due to market dynamics including price competition, particularly in Europe.  While the Company cannot control the global market conditions, marketing programs specifically targeting to adding value to the Company’s products have been initiated to differentiate its products from its competitors, including the hiring of a European head of sales in September 2005.  Based on our historical review of sales and expertise in the breast implant industry, we believe that this sales decline is a short-term situation and that we will be able to increase sales and market share in the long term. The Company’s historical sales growth rate over the recent four quarters, including the recent quarter, was about 9%.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended September 30, 2005 was approximately 70% compared to approximately 58% during the same period in 2004. The majority of the costs associated with the production of our product are recurring.  The resulting decrease in Gross Margin from about 42% to about 30% was primarily attributable to the decrease in average selling prices of breast implants as described above.  Additionally, an increase in production labor and quality control costs contributed to the decline in Gross Margin for the quarter ending September 30, 2005.  These additional costs arose because the Company has initiated ongoing programs to improve manufacturing efficiencies and quality systems, which we believe will enable us to increase production and lower future cost of sales per unit.  Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with this historic level of approximately 56%.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased to $3,579,066 for the three months ended September 30, 2005, as compared to $3,854,506 during the same period in 2004.  The decrease can be attributed to: a reversal of $517,536 in long-term accrued liability for a legal settlement previously reserved for in a prior period; lower acquisition expenses of $485,500 and lower other expenses of $147,971.   These were offset by increases in travel related expenses of $314,848; payroll $247,460; amortization and depreciation expense of $178,585 and a bad debt reserve of $134,674. Of all SG&A expenses, about 95% were recurring charges for this quarter.

Research and Development

Research and development in the recent quarter ending September 30, 2005 was $912,565, as compared to $633,714 for the comparable period in 2004.  The increase of $278,851 is primarily attributable to a net increase of higher spending associated with the saline breast implant clinical trials.  Costs associated with the PIP product were $104,855 and costs relating to the development of other product lines were $173,996.  We expect that research and development expenses will decrease once we receive required government approvals, but will increase as we bring new products to market or existing products to new markets.

Interest Expense

Interest expense increased to $1,454,303 for the three months ended September 30, 2005, compared to $1,269,439 in same period in the prior year.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to an increase in the average principal note payable to related party balances.

Net Loss

Net loss for the three months ended September 30, 2005 decreased to $3,950,126 from $3,830,028 in the comparable period in 2004.  The change was due to higher selling costs, research and development and interest expense, which was then offset by a decrease in general and administrative expenses.  Basic and diluted loss per share at the quarter ended September 30, 2005 was ($.021) as compared to ($0.21) at the quarter ended September 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations during the three months ended September 30, 2005 was $4,023,949 as impacted by selling, general and administrative expense, continued startup costs, research and development expense and interest expense. The net effect on our investing activities of ($110,874) was due to the acquisition of additional fixed assets.

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

We have historically raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalents and cash generated from operations, including the operations of Eurosilicone, will be insufficient to meet our anticipated cash needs for the next 12 months.  To satisfy our liquidity requirements, we will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan on being able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through October 1, 2006. The same entity has provided to us over $71 million in funding through September 30, 2005.  This historic funding has been a combination of equity and debt.  The outstanding debt is a revolving credit facility with interest accruing at 10% per annum.  We have no set payment terms, though we try to remain current on payments of interest so as not to incur compound interest.  It is payable on demand. As a result, it can be called at any time, and for any reason.  From time to time in connection with our other fund-raising activities, International Integrated has converted some of the debt to equity along side third-party investors.  There is no obligation or understanding that any such conversions will occur.

We are presently seeking to refinance some or all of the International Integrated indebtedness from a combination of third-party indebtedness, equity and possible conversions of debt to equity.  We may or may not be successful.  In the interim, any future funding from International Integrated may take the form of debt or equity or a combination thereof.  We expect our operating losses to continue and anticipate that we will need between $6.0 and $8.0 million in additional liquidity to cover negative cash flow in fiscal 2006.  In addition, to the extent we want to pursue additional acquisitions, we expect that we will need additional financing.  We do not presently have any commitments for such financing and it may not be available when we need it, on terms acceptable to us or at all.  The lack of adequate financing could adversely affect our ability to effect acquisitions.  Our Eurosilicone Holdings SAS subsidiary may be required to make a performance payment of up to €3 million to the sellers in each of fiscal 2006 and 2007 under the Eurosilicone acquisition agreement. If these payments are required and Eurosilicone Holdings does not otherwise have sufficient funds from dividends or distributions from Eurosilicone, Eurosilicone Holdings intends to draw the necessary funds from its credit facility with BNP Paribas, which was established in part specifically to provide a back-up funding source for these performance payments.  Although Eurosilicone has positive cash flow, it may or may not be sufficient to fund all of its projected operational, working capital, financial and other obligations.  As a result, we expect that from time to time Eurosilicone may have any additional liquidity needs which may require MediCor or third-party, such as bank, financing.  As described above we have a written commitment from International Integrated Industries, LLC, to provide sufficient cash to fund any operating expenses and capital expenditures through October 1, 2006.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Certain statements contained in this Quarterly Report on Form 10-QSB, and other written and oral statements made from time to time by us, do not relate solely to historical facts.  These statements are considered “forward-looking statements.”  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “project,” “should,” “will,” and similar words and expressions, identify forward looking statements.  These forward-looking statements involve important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by us or on our behalf.  We caution you that forward-looking statements are only predictions and those actual events or results may differ materially.  In evaluating these statements, you should specifically consider the factors described below that could cause actual events or results to differ materially.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

As of the date of this filing, there are outstanding options to purchase an aggregate of 6,459,933 shares of our common stock at per share exercise prices ranging from $0.08 to $4.30.  Furthermore, outstanding shares of our series A preferred stock may be converted into 1,615,351 shares of our common stock at any time, and outstanding convertible debentures may be converted into an aggregate of 70,000 shares of our common stock at any time.  In addition, we may issue additional shares of our common stock in respect of dividends paid on outstanding shares of our series A preferred stock.  The exercise of such outstanding options and conversion rights will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options and conversion rights may adversely affect prevailing market prices for our common stock.

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

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market or national or regional exchanges, such as the New York Stock Exchange and the American Stock Exchange.  Securities traded on the OTC Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  Although we have commenced the application process to have our common stock listed on the American Stock Exchange, there can be no assurance that our common stock will be approved for listing, and our stated intention to seek to list our common stock on the Exchange may itself adversely affect investors’ willingness to trade our stock unless and until such listing.  The SEC’s order handling rules, which apply to Nasdaq-listed securities, do not apply to securities quoted on the OTC Bulletin Board.  Quotes for stocks included on the OTC Bulletin Board are not listed in newspapers.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of shares of our common stock may have been unable to resell their shares at or near their original acquisition price, or at any price.  If our common stock is approved for listing on the American Stock Exchange, because we will have no prior trading history on the Exchange, there also can be no way to determine the prices or volumes at which our common stock would trade on the Exchange if it were so listed.  Holders of shares of our common stock may not be able to resell their shares at or near their original acquisition price, or at any price.

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

We have the authority to issue an aggregate of 20,000,000 shares of preferred stock which may be issued by our board of directors with such preferences, limitations and relative rights as our board may determine without a vote of our stockholders.  Presently, we have authorized 45,000 shares of preferred stock in one series, Series A 8.0% Convertible Preferred Stock, 6,219 of which were outstanding on the date of this filing.  Our series A preferred stock has, and other classes of our preferred stock we may issue in the future will have, priority over our common stock in the event of liquidation or dissolution.  In the event of our liquidation or dissolution, our then-outstanding preferred stock (including series A preferred stock) will have priority of payment over all shares of our common stock.  Preferred stock also generally has priority on payment of dividends over common stock.  Our series A preferred stock has this priority, meaning that no dividends may be paid on our common stock unless all accrued dividends on our series A preferred stock have been paid.  Each holder of convertible preferred stock (such as our series A preferred stock) may also generally, at the holder’s option, convert the preferred stock into common stock at any time.  We cannot predict whether, or to what extent, holders of convertible preferred stock will convert to common stock.  Preferred stock may also provide that the holders thereof may participate with the holders of common stock on dividends or liquidation.  This may have the effect of substantially diluting the interest of the common stock holders.  Our series A preferred stock is not a participating preferred stock, though it is convertible into our common stock.

Our series A preferred stock is presently convertible into shares of our common stock at a price of $3.85 per share of common stock based on the initial $1,000 liquidation preference per share of series A preferred stock.  Our series A preferred stock also votes on an as-converted basis has the right to elect two of our seven authorized directors and has special voting rights on specified significant transactions or events.  The certificate of designation for the series A preferred stock includes a provision that if certain EBITDA or common stock value targets are not met by June 30, 2008, then the liquidation preference of our series A preferred stock will be increased pursuant to a formula, capped at an additional 83% of the original liquidation preference of the originally issued series A preferred stock.

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

Our officers and directors as a group currently own an aggregate of 12,100,805 shares of common stock, hold securities convertible into 994,807 shares of common stock, and have been granted options to purchase an additional 1,865,230 shares of common stock.  Not all of these options can be exercised immediately and the options are exercisable at prices ranging from $1.50 to $4.30 per share.  We may in the future issue additional shares of common stock, or securities exercisable for or convertible into common stock, to our officers or directors.

If our executive officers and directors exercised all their options and converted all of the securities beneficially owned by them into an aggregate of 14,960,842 shares of our common stock, our officers and directors would own approximately 65% of our then-outstanding common stock.  This concentration of ownership would probably insure our management’s continued control of MediCor.

In addition, International Integrated Industries, LLC, an affiliate of our chairman, currently holds approximately $54,933,489 of our debt.  If some or all of that debt were converted into our common stock, International Integrated could own a substantial percentage of our outstanding common stock.  This additional concentration of ownership of our common stock could further discourage persons from making open market purchases of our common stock for the purpose of securing a controlling interest in MediCor and thereby prevent increases in the market price of our common stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the quarter ended September 30, 2005, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  There were no significant changes in our internal control over financial reporting during the three months ended September 30, 2005 that have materially affected or are likely to materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1999, Case No. 99-25227-CA-01 June 2000 Case No. 00-14665-CA-01, and July 2003, Case No. 0322537-CA-27, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll Farren-Martin and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  Also in September 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims on his own behalf.  The Kwartin family members’ claims are primarily premised on allegations that plaintiffs are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement.  Plaintiffs allege that, as a result, they have certain derivative or other rights to an alleged distribution agreement between Poly Implants Prostheses, S.A. (“PIP-France”) and PIP/USA.  Plaintiffs claim, among other things, that III Acquisition Corporation dba PIP.America (“PIP.America”) and its chairman tortiously interfered with that agreement and with plaintiffs’ other alleged rights as lenders, investors, shareholders, quasi-shareholders or employees of PIP/USA or other entities.  In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP-France and invalidate PIP.America’s distributor relationship with PIP-France.  It is PIP.America’s position that the Kwartin litigations are within the scope of the indemnification agreements.  A motion is currently pending to consolidate all of the cases.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Plaintiffs’ counsel in Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended their complaint to include plaintiffs from the other four cases, and each of the others has been voluntarily dismissed.  The consolidated amended complaint seeks class certification and contains counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Plaintiffs seek unspecified monetary damages, exemplary damages and attorney’s fees and costs.  PIP.America has filed a motion seeking to dismiss all counts but the third-party beneficiary claim.  Plaintiffs have filed a written response to PIP.America’s pending motion to dismiss, in which they assert that PIP.America and PIP-France entered into a joint venture.  PIP.America is in the process of drafting its reply brief, and the hearing date on this motion is anticipated to occur in January 2006.  At the request of the court, PIP.America will oppose class certification after the motion to dismiss is ruled upon.  Poly Implants Protheses, S.A., a defendant in the case, has agreed that it will indemnify PIP.America for any losses PIP.America may suffer as a result of the Illinois litigation.

Other than for a limited portion of certain of its own product replacement claims that it is administering, PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from, among other things, claims arising from product not distributed by PIP.America.  PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity.  As a result, the costs associated with these matters are not anticipated to have a material adverse impact on our business, results of operations or financial position.

In July 2005, IP Resource Limited, a United Kingdom-based company, filed an action against our subsidiary, Eurosilicone SAS, in the Marseille Civil Court (Tribunal de Grande Instance), Marseille, France.  The complaint alleges Eurosilicone infringed upon a European Patent known as “Implantable prosthesis device,” Patent No. 0 174 141 0 174 141 B1, and seeks damages of 3 million Euros.  The case is in the preliminary stages and Eurosilicone believes it does not infringe on the 0 174 141 0 174 141 B1 patent and intends to vigorously defend the action.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, are vigorously defending each lawsuit.

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

See Exhibit Index at Page 40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD. (Registrant)

Date:	November 14, 2005	By:	/s/ Theodore R. Maloney
Theodore R. Maloney
Chief Executive Officer

Date:	November 14, 2005	By:	/s/ Thomas R. Moyes
Thomas R. Moyes
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement dated April 1, 2005 between the Registrant and Marc S. Sperberg
10.2	Employment Agreement dated November 7, 2005 between the Registrant and Paul R. Kimmel
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350