Form 10QSB
period 2005-12-31
MEDICOR LTD
filed 2006-02-06
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

Yes  ☐    No  ☒

On February 3, 2005, there were 20,844,187 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

MEDICOR LTD.

INDEX

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet – December 31, 2005

Consolidated Statements of Operations – Three Months Ended December 31, 2005 and 2004

Consolidated Statements of Operations – Six Months Ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows – Six Months Ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements – December 31, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MediCor, Ltd.

Consolidated Balance Sheet

December 31, 2005

(Unaudited)

Assets

Current assets:

Cash	$1,005,763
Receivables, net of allowance of $1,001,443	6,461,136
Notes receivable, net of allowance of $3,252,832	—
Inventories	4,649,859
Prepaid expenses and other current assets	163,974
Total current assets	12,280,732
Property and equipment, net	1,174,010
Leased property under capital leases, net	3,829,023
Goodwill and other intangibles, net	41,674,416
Deposits	1,060,412
Other assets	526,760
Total assets	$60,545,353

Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable	$2,220,164
Note payable to related party	57,371,330
Accounts payable	6,488,506
Obligations under capital leases	452,511
Accrued expenses and other current liabilities	3,457,609
Payroll taxes payable	1,332,192
Interest payable to related party	6,267,462
Convertible debentures	250,000
Total current liabilities	77,839,774

Long-term notes payable	9,429,712
Long-term obligations under capital leases	2,021,520
Total liabilities	89,291,006

Commitments and contingencies (Note V)

Preferred shares subject to mandatory redemption requirements	6,810,258

Stockholders’ equity (deficit)
Common shares, $.001 par value, 100,000,000 shares authorized, 20,614,031 shares issued, 20,593,733 shares outstanding and 20,298 shares retired	20,560
Additional paid in capital	27,596,588
Deferred compensation	(79,500)
Accumulated (deficit)	(61,770,499)
Accumulated other comprehensive income (loss)	(1,323,060)
Stockholders’ equity (deficit)	(35,555,911)
Total liabilities and stockholders’ equity	$60,545,353

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Operations and Comprehensive Income / (Loss)

Three Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
Net sales	$6,981,294	$6,145,254
Cost of sales	4,874,748	3,180,430

Gross profit	2,106,546	2,964,824

Operating expenses:
Selling, general and administrative
Salaries and wages	2,085,601	1,263,942
Other	1,997,966	4,238,097
Research and development	573,148	567,475

Operating loss	(2,550,169)	(3,104,690)

Net interest expense	1,322,972	1,260,044

Loss before income taxes	(3,873,141)	(4,364,734)
Income tax expense (benefit)	268,571	(58,595)

Net loss	(4,141,712)	(4,306,139)
Preferred dividends deemed	—	154,468
Preferred dividends in arrears Series A Preferred 8%	127,764	220,554

Net loss attributable to common stockholders	(4,269,476)	(4,681,161)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,360,898)	(6,562)

Comprehensive loss	$(5,630,374)	$(4,687,723)

Net loss per share of common stock, basic and diluted	$(0.21)	$(0.26)

Weighted average shares, basic and diluted	20,356,417	18,116,198

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Operations and Comprehensive Income / (Loss)

Six Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
Net sales	$12,643,309	$12,288,313
Cost of sales	8,820,740	6,733,915

Gross profit	3,822,569	5,554,398

Operating expenses:
Selling, general and administrative
Salaries and wages	3,372,027	2,288,502
Other	4,290,606	6,884,911
Research and development	1,485,713	1,201,189

Operating loss	(5,325,777)	(4,820,204)

Net interest expense	2,777,275	2,529,483

Loss before income taxes	(8,103,052)	(7,349,687)
Income tax expense (benefit)	140,081	282,316

Net loss	(8,243,133)	(7,632,003)
Preferred dividends deemed	—	260,172
Preferred dividends in arrears Series A Preferred 8%	251,764	429,310

Net loss attributable to common stockholders	(8,494,897)	(8,321,485)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,085,603)	(196,256)

Comprehensive loss	$(9,580,500)	$(8,517,741)

Net loss per share of common stock, basic and diluted	$(0.42)	$(0.46)

Weighted average shares, basic and diluted	20,346,091	18,089,308

See accompanying notes to unaudited consolidated financial statements

MediCor, Ltd.

Consolidated Statements of Cash Flows

Six Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,580,500)	$(7,828,259)
Adjustments to reconcile net loss to net cash utilized by operating activities:
Depreciation and amortization	861,293	483,369
Provision for doubtful accounts	110,078	2,195,686
Inventory write down	—	350
Loss on disposal of property and equipment	—	—
Non-employee stock options	55,930	119,375
Employee preferred stock	—	80,000
Directors restricted common stock	53,000	26,500
Changes in operating assets and liabilities, excluding effects of acquisitions
Receivables	470,510	(1,447,974)
Notes receivable	(474,248)	(1,492,094)
Inventories	(773,024)	(524,860)
Prepaid expenses and other current assets	68,836	588,429
Goodwill	—	(617,675)
Deposits	(964,232)	617,675
Other assets	92,156	(629,918)
Accounts payable	397,118	148,880
Accrued expenses and other current liabilities	121,872	(906,815)
Income tax payable	—	—
Payroll taxes payable	270,861	407,422
Interest payable	2,657,554	775,422
Long term accrued liabilities	(517,356)	—
Net cash used in operating activities	(7,150,152)	(8,004,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for property and equipment	(230,271)	(282,827)
Payments for purchase of Laboratoires Eurosilicone S.A., net of cash acquired	—	(8,800,727)
Payments for purchase of Deramedics, net of cash acquired	—	(75,000)
Net cash provided by (utilized) investing activites	(230,271)	(9,158,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(334,565)	(262,867)
Proceeds from issuance of short term debt	7,275,000	16,520,500
Proceeds from issuance of long term debt	—	7,333,407
Payments on convertible debentures	—	(200,000)
Payments on short term debt	(1,932,817)	(6,160,251)
Issuance of common stock	458,166	4,969
Issuance of preferred shares subject mandatory redemption requirements	—	1,172,271
Net cash provided by financing activities	5,465,784	18,408,029

EFFECT ON EXCHANGE RATE CHANGES ON CASH	(1,085,603)	(191,269)

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(829,036)	1,053,719
Cash and cash equivalents at beginning of period	1,834,799	165,092

Cash at end of period	$1,005,763	$1,218,811

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Conversion of short-term debt to preferred stock	$—	$250,000
Conversion of long-term debt to common stock	$50,000	$75,000
Issuance of preferred stock to employees/consultants	$—	$80,000
Issuance of preferred stock in lieu of dividends	$237,000
Issuance of common stock to directors	$53,000	$26,500

The Company purchased all of the capital stock of Laboratories Eurosilicone S.A.S. for $43,297,915. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$15,870,718
Goodwill	$—	$32,211,067
Cash paid for capital stock	$—	$(39,332,356)
Liabilities assumed	$—	$(8,749,429)

Included in the fair value of assets acquired and liabilities assumed is $2,532,081 for capital lease obligations.

The Company purchased all of the capital stock of Dermatological Medical Products and Specialites, S.A. de C.V. for $75,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$75,000
Cash paid for capital stock	$—	$(75,000)
Liabilities assumed	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:

Interest	$213,959	$1,678,124
Income Taxes	$484,823	$—

See accompanying notes to unaudited consolidated financial statements

MEDICOR LTD.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note A - Description of Business

MediCor Ltd. (the “Company” or “MediCor”) is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets.  Current products include breast implant products, other implants and scar management products.  The Company’s breast implant products are currently sold in approximately 85 countries, but are not sold in the United States or Canada.  Our products are sold primarily in foreign (non-U.S.) countries and foreign sales are currently about 95% of total sales, with the largest country (Brazil) accounting for about 15% of sales.  Breast implant and other implant products account for about 93% of total sales for the quarter ended December 31, 2005, while scar management products contributed approximately 7% of total sales. The Company sells its products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of identified assets the businesses acquired. Other intangible assets are recorded at fair value and amortized over periods ranging from three to 16 years.  The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in January 2002.  As a result, goodwill is no longer amortized, but is subject to a transitional impairment analysis and is tested for impairment on an annual basis.  The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on a market value approach.  Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.

Product Replacement Programs

III Acquisition Corp. d/b/a PIP.America (“PIP.America”) and MediCor Aesthetics, subsidiaries of the Company in the U.S., provides a product replacement program to surgeons for deflations of breast implant products for a period of ten (10) years from the date of implantation.  For each deflation, the surgeon receives financial assistance plus a free implant replacement. Management estimated the amount of potential future product replacement claims based on statistical analysis.  Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is set aside as an allowance.  Changes to actual claims, interest rates or other estimations could have a material impact on the statistical calculation which could materially impact the Company’s allowance and results of operations.  Although these products are not currently being sold (because we are in the process of obtaining FDA approval of them, as more fully described below), they were sold under a distribution agreement prior to November 2000 and an allowance for product replacements is maintained for the products sold in prior years.  Eurosilicone, a subsidiary of the Company located in France, prior to July 1, 2005 did not provide a product replacement program or any similar program.  Additionally, it had solely relied on third-party distributors.  As a result, Eurosilicone did not maintain an allowance in prior years.  During the quarter ending September 30, 2005, Eurosilicone began making formal commitments to third-parties for a product replacement program.  Consequently, the Company has provided an allowance for this program under the same approach as described above.  Changes to actual claims, interest rates or other estimations could have a material impact on the statistical calculation which could materially impact the Company’s allowances and results of operations.

For the quarter ended December 31, 2005, PIP.America paid $325,925 with respect to settlements under its product replacement program for products previously sold under its distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants.  For the quarter ended December 31, 2005, MediCor Aesthetics paid $12,800 with respect to settlements under its product replacement program for the products previously sold under its distribution agreement between Hutchison International, Inc. and Biosil Limited.

As of December 31, 2005, the Company’s product replacement program allowance consisted of:

Product Replacement Allowance

Balance at June 30, 2005	$1,004,072
Accrual for product replacement program expansion during the period	83,526
Settlements incurred during the period	(728,000)

Balance at December 31, 2005	$359,598

Shipping and Handling Costs

Shipping and handling costs incurred by the Company are included in cost of sales.

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

Effects of Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards SFAS No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period).  This standard became effective for the Company January 1, 2006 and will affect the financial statements starting in the third fiscal period of 2006.

In May 2005, FASB issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.”  This pronouncement applies to all voluntary changes in an accounting principle, and revises the requirements for accounting for and reporting a change in an accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so.  This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error.  The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.  The Company intends to apply the provisions of this statement effective July 1, 2006.

Note C – Interim Reporting

The accompanying unaudited consolidated financial statements for the three and six-month periods ended December 31, 2005 and December 31, 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results for the full fiscal year.

Note D – Major Customers

During the three and six months ended December 31, 2005, two different distributor customers accounted for 15% and 12%, respectively, of the Company’s consolidated revenue.  Revenue related to these two distributors for the three and six months ended December 31, 2004 was 10% and 11%, respectively.

Note E – Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note F – Accounts Receivable

Accounts receivable at December 31, 2005 consisted of:

December 31, 2005

Accounts receivable	$7,462,579
Allowance for doubtful accounts	(1,001,443)

Total	$6,461,136

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2005	$1,365,613
Provisions / (recovery)	(672,563)
Write-offs	308,393
Balance December 31, 2005	$1,001,443

Note G – Notes Receivable

Notes receivable at December 31, 2005 consisted of:

December 31, 2005

Notes receivable	$3,252,832
Allowance	(3,252,832)

Total	$—

Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France, issued to the Company’s PIP.America subsidiary a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims.  These amounts have been fully provided for, as an allowance due to the lack of past payments and uncertain prospect of collection.

Note H – Inventories

Inventories at December 31, 2005 consisted of:

December 31, 2005

Raw materials	$869,934
Work in process	624,157
Finished goods	3,155,768

$4,649,859

Note I - Property and Equipment

Property and equipment (excluding property held under capital leases) at December 31, 2005 consisted of:

December 31, 2005

Machinery and equipment	$1,286,456
Furniture and fixtures	471,939
Land	130,813
Leasehold improvements	107,748

Property and equipment, gross	1,996,956
Less: Accumulated depreciation and amortization	(822,946)

Property and equipment, net	$1,174,010

Depreciation and amortization expense was $84,145 for the three months ended December 31, 2005 and $141,825 for the three months ended December 31, 2004.  Depreciation and amortization expense was $176,004 for the six months ended December 31, 2005 and $308,354 for the same period a year ago.

Note J – Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of December 31, 2005 consisted of:

December 31, 2005

Goodwill	$32,615,091
Customer-related intangibles	4,317,683
Supply agreements and other intangibles	3,373,146
Patents	3,000,000
Distribution and non-compete agreements	355,000
Trademarks and trade names	115,908

Intangible assets, gross	43,776,828

Accumulated amortization - goodwill	(41,973)
Accumulated amortization - customer-related intangibles	(1,209,069)
Accumulated amortization - supply agreements and other intangibles	(5,000)
Accumulated amortization - patents	(581,103)
Accumulated amortization - distribution agreements and non-compete	(238,690)
Accumulated amortization - trademarks and trade names	(26,577)

Accumulated amortization	(2,102,412)

Intangible assets, net	$41,674,416

Amortization expense for the three months ended December 31, 2005 was $265,324, compared to $87,508 for the prior period ended December 31, 2004.  The amortization for the six months ended December 31, 2005 was $536,358, compared to $175,015 with the prior period ended December 31, 2004.

The supply agreement and other intangibles are purchase price adjustments that were a result of the acquisition selected assets of Hutchison International, Inc. The Company is continuing to evaluate these intangible assets in detail and anticipates that it will determine and place a fair value upon completion of such valuation by June 30, 2006.  Until completion of such evaluation, the Company cannot currently estimate any purchase price allocations.  The Company does expect that a majority of the intangibles will be related to the distribution agreement with Biosil Limited.

The estimated amortization expense for the next five years consists of:

	Twelve months ending
	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2009

Customer-related intangibles	$406,878	$610,316	$610,316	$610,316	$610,316
Distribution agreements	11,250	16,875	16,875	16,875	16,875
Patents	118,451	177,677	177,677	177,677	177,677
Trademarks and trade names	5,490	8,235	8,235	8,235	8,235
Other	—	—	—	—	—

Total	$542,068	$813,102	$813,102	$813,102	$813,102

Note K – Property Held under Capital Leases

The following is an analysis of the property held under capital leases by major classes.  All of this property is located in France as a part of our Eurosilicone subsidiary, except for the copier, which is located at the Company’s corporate office:

December 31, 2005

Buildings	$3,973,830
Vehicles	341,334
Copier	24,138

Subtotal	4,339,301

Less: Accumulated depreciation	(510,278)

Subtotal	(510,278)

Total	$3,829,023

Depreciation expense was $79,688 for the three months ended December 31, 2005 as compared to $66,121 for the three months ended December 31, 2004.  The depreciation for the six months ended December 31, 2005 was $148,931 as compared to $119,313 for the six months ended December 31, 2004.

The following is a schedule by year of future minimum lease payments under capital leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005:

Year ending December 31,	Amount

2006	$550,132
2007	412,863
2008	371,150
2009	328,863
2010	285,572
Later years	1,059,096

Total minimum payments required	3,007,676
Less: Amount representing interest	(533,645)
Present value of the minimum lease payments	2,474,031

Less: Current portion of capital lease obligations	(452,511)

Long term portion of capital lease obligations	$2,021,520

Note L – Deposits and Other Assets

Deposits at December 31, 2005 totaled $1,060,412.  The Company has $121,077 in security deposits on office leases, with local utility companies; an agreement with a former distributor of Eurosilicone to purchase back their inventory for $300,000 and $639,335 in expenses incurred during the acquisition process of Biosil Limited and Nagor Limited.

Other assets consisted of debt acquisition costs of $526,760 at December 31, 2005.

Note M – Accrued Expenses

Accrued expenses and other current liabilities at December 31, 2005 consisted of:

December 31, 2005
Wages and paid leave	$1,161,350
Legal settlement	1,000,000
Product replacement reserve	359,598
Other	936,661

$3,457,609

The Company entered into a settlement with Europlex, S.A. de C.V, agreeing to extinguish and release all claims, in exchange for future payments totaling $1,000,000 as described in Note V.  Other accrued expenses included interest and other legal expenses.

Note N – Convertible Debentures

Convertible debentures at December 31, 2005 were $250,000.  These convertible debentures are convertible, at the holder’s discretion, after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date to shares of the Company’s common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date.  These convertible debentures mature between June 2006 and August 2006.

During the quarter ended December 31, 2005, we did not incur any costs relating to these convertible debentures.

Note O – Notes Payable

Short-term notes payable of $2,220,164 at December 31, 2005 consisted of several notes which ranged from $66,673 to $1,839,459 with annual interest rates of between 3.39% and 8%.   The Company also has an outstanding balance at December 31, 2005 of $57,371,330 under a note payable to an affiliate, as described in Note P.

Long-term notes payable consisted of a bank term loan in the amount of $9,197,295 for a term of six years denominated in euros with an annual interest rate based on six month LIBOR plus 2.25%.  The variable interest rate as of December 31, 2005 was 4.89%.  In addition, we have several notes which ranged from $11,680 to $155,832 with terms of between 13 and 29 months, with annual rates of interest between 3.39% and 5.25%.

Future minimum payments on long-term debt obligation (not including capital leases) are as follows:

Year ending December 31,	Amount
2007	$2,014,980
2008	1,896,355
2009	1,839,459
2010	1,839,459
2011	1,839,459

$9,429,712

Note P – Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a family holding company in which the chairman of the Company, Mr. Donald K. McGhan, has a controlling interest.  Neither the Company nor any of its subsidiaries has any direct ownership in LLC.  LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Consolidated Balance Sheet of $57,371,330 at December 31, 2005.  The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%) per annum.  During the three months ended December 31, 2005, LLC advanced $2,875,000 to the Company, of which $437,159 was repaid.  For the six months ended December 31, 2005, LLC advanced $7,275,000 to the Company, of which $437,159 was repaid.  Interest expense relating to this note payable was $1,437,120 for the three months ended December 31, 2005 and $2,757,553 for the six months ended December 31, 2005, of which $100,000 had been paid.  The unpaid liability for these expenses is included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein.  The Company has a commitment from LLC to fund operating shortfalls as necessary through January 1, 2007.

In October 2003, the Company entered into a reimbursement agreement with Global Aviation Delaware, LLC, a company controlled by its chairman, for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business.  The reimbursement agreement is effective only for expenses incurred for MediCor business purposes.  The Company recognized a total expense of $12,400 for the three months ended December 31, 2005 and $257,610 for the six months ended December 31, 2005 pursuant to the reimbursement agreement.  This amount represents approximately 7.4% of the quarterly operating costs of the entity and 13.1% of the six months’ operating costs of the entity.  The Company has no minimum guarantees or guarantee of debt for this company.   All expenses recognized pursuant to the reimbursement agreement have been included by the Company in selling, general, and administrative expenses.  Under this agreement, only costs directly tied to MediCor’s use of the plane asset are reimbursable to the owner.  All other operating costs (such as fuel, pilot wages, food, etc.) are paid directly by the Company through a service agreement we have with NexGen Management, a company controlled by the Company’s chairman.  All disbursements to this agent occur only when the plane is used for MediCor business purposes.  The Company recognized a total expense of $68,839 for three months ended December 31, 2005 and $241,037 for the six months ended pursuant to the service agreement with NexGen Management.  The Company has no minimum guarantees or guarantee of debt for this company.   All expenses recognized pursuant to the service agreement have been included by the Company in selling, general, and administrative expenses.

Note Q – Federal Income Taxes

The Company follows FAS 109 for reporting income taxes. The income tax expense (benefit) reflected in the Consolidated Statements of Operations for the Company for the periods noted consisted of:

	December 31, 2005	December 31, 2004
Current

Net loss	$(1,758,067)	$(1,328,474)
Foreign income tax expense on unconsolidated subsidiaries	140,081	340,911
	(1,617,986)	(987,563)
Deferred

Allowance for bad debts	37,426	67,269
Product replacement reserve	206,973	—
Depreciation and amortization	292,840	25,500
	537,239	92,769

Total benefit	(1,080,747)	(894,794)
Valuation provision for realization of deferred tax asset	1,220,828	1,235,705

Total tax expense	$140,081	$340,911

The current tax expense for the quarter ended December 31, 2005 resulted from income tax paid on a foreign subsidiary.  As of December 31, 2005, the Company recorded an allowance of $19,737,836 against certain future tax benefits, the realization of which is currently uncertain.  The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under Internal Revenue Service provisions.  Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income.  The estimated net operating losses for tax purposes of approximately $25 million will expire over several years ending in 2024.

Primary components of the deferred tax assets at the periods noted were approximately as follows:

December 31, 2005
Computed expected income tax liability at 34%	$(1,758,067)
Adjustments
Net operating loss	16,402,856
Allowance for bad debt	1,446,454
Product replacement reserve	662,010
Depreciation and amortization	542,928

Income tax benefit	$17,296,181
Valuation allowance for realization of deferred tax asset	(17,296,181)

Deferred tax asset, net	$—

Note R – Preferred Stock

The Company authorized a series of 45,000 shares of preferred stock designated as Series A 8.0% Convertible Preferred Stock (“Series A Preferred”) on July 5, 2004.  The Series A Preferred has a par value of $.001 per share with a liquidation preference of $1,000 per share.  In the event of liquidation, shareholders of the Series A Preferred shall be entitled to receive priority as to distribution over common stock.  The Series A Preferred stock is convertible into common stock at any time at a conversion price of $3.85 per share until June 30, 2010, subject to potential adjustment in the event certain EBITDA or common stock value targets are not met.  On June 30, 2011, all shares not yet converted to common stock will be subject to a mandatory redemption.  The redemption price of $1,000 per share plus $1,000 per whole share for all accrued and unpaid paid-in-kind dividends and any other accrued and unpaid dividends, whether or not declared, will be payable by the Company in cash.  At December 31, 2005, the Company had outstanding an aggregate of 6,456 shares, issued for aggregate consideration of $6,810,258.

Note S – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Six Months Ended December 31, 2005			Six Months Ended December 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income (Loss) before preferred stock dividends	(8,243,133)			(7,632,003)
Less: Preferred stock dividends	251,764			689,482

Basic EPS	(8,494,897)	20,346,091	(0.42)	(8,321,485)	18,089,308	(0.46)

Effect of dilutive securities	—			—

Diluted EPS	$(8,494,897)	20,346,091	(0.42)	$(8,321,485)	18,089,308	(0.46)

Common equivalent shares of 3,700,413 have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note T – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants.  There were 4,242,680 shares reserved for issuance pursuant to the Company’s stock option plan and up to 4,100,000 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements.  The Company’s employee share option activity and related information is summarized below:

	Options	Weighted Average Exercise Price

Outstanding Options at June 30, 2005	4,315,757	$3.28

Granted	160,000	3.10
Exercised	(235,043)	1.92
Cancelled	—	—
Outstanding Options at December 31, 2005	4,240,714	$3.33

Options exercisable at end of period	1,232,179	$3.17

The following table summarizes information about employee stock options outstanding at December 31, 2005:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$1.00 - $2.01	800,714	3.6	$1.75	342,179	$1.76
$3.00 - $3.80	2,340,000	5.2	$3.46	615,000	$3.47
$4.15 - $4.30	1,100,000	5.4	$4.23	275,000	$4.23

Note U - Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in a single industry segment across multiple geographic locations within the U.S. and internationally and, as such, does not have multiple segments to report.  For the three months ended December 31, 2005, sales from breast and other implant products were approximately 94% of total sales, whereas sales from scar management products were approximately 6% of total sales.  Revenues from customers and distributors attributable to various foreign countries outside the U.S were material and equaled about 95% of total sales, with the largest country (Brazil) accounting for about 15% of sales.  Additionally, a significant amount of revenues and costs are euro denominated.  Long-lived assets attributable to various foreign countries outside the U.S. were material and equaled about $37 million, all located in France.  Amounts attributable to the U.S. were approximately $6 million.

Note V – Commitments and Contingencies

The Company has received a written commitment from LLC, an affiliate of its chairman, to provide sufficient cash to fund any operating loss through January 1, 2007.  The same entity has provided the Company an aggregate of over $74 million in funding from the Company’s inception through December 31, 2005.  The future funding may take the form of debt or equity or a combination thereof.

The Company’s PIP.America subsidiary has a distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France.  This agreement covers the sale by PIP.America of PIP’s saline, pre-filled breast implant products in North America, although no sales were reported in the year ending June 30, 2004 because these products are not currently approved for distribution in North America.  Previously, the manufacturer was undertaking the process of securing FDA approval for these products.  At March 30, 2004, PIP.America had $3,444,802 of accounts receivable from the manufacturer, representing amounts owed to PIP.America under the terms of the distribution agreement.  These amounts have been fully provided for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection.  Effective March 30, 2004, PIP.America and the manufacturer amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to PIP.America.  In conjunction with this change, PIP.America forgave certain amounts owed by the manufacturer, and the parties amended the pricing terms.  The amendments obligate PIP.America to fund the ongoing clinical and regulatory costs and expenses.  The amounts and timing of these future costs are unknown and may be material.  The likelihood and timing of obtaining FDA approval are also uncertain.  Concurrently, the manufacturer issued to PIP.America a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims.  The principal amount under the note as of December 31, 2005 was $3,252,832.

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

In October 1999, Case No. 99-25227-CA-01 June 2000 Case No. 00-14665-CA-01, and July 2003, Case No. 0322537-CA-27, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll Farren-Martin and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  Also in September 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims on his own behalf.  All of the cases above have been consolidated for all pre-trial purposes, but not for trial.  The Kwartin family members’ claims are primarily premised on allegations that plaintiffs are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement.  Plaintiffs allege that, as a result, they have certain derivative or other rights to an alleged distribution agreement between Poly Implants Prostheses, S.A. (“PIP-France”) and PIP/USA.  Plaintiffs claim, among other things, that III Acquisition Corporation dba PIP.America (“PIP.America”) and its chairman tortiously interfered with that agreement and with plaintiffs’ other alleged rights as lenders, investors, shareholders, quasi-shareholders or employees of PIP/USA or other entities. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP-France and invalidate PIP.America’s distributor relationship with PIP-France.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others was voluntarily dismissed.  The consolidated second amended complaint contained counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Unspecified monetary damages, exemplary damages and attorneys fees and costs had been sought.  On January 26, 2006, PIP.America won dismissal of all counts in these cases but the third-party beneficiary claims.  Plaintiffs have until March 9, 2006 to file new complaints against PIP.America.  If new complaints are held valid, and a judgment or settlement against PIP.America results, Poly Implants Protheses, S.A., a defendant in the Schnebel litigation, has agreed that it will indemnify PIP.America for any losses it may suffer as a result of the Illinois litigation.

As it relates to cases involving Poly Implants Protheses, S.A., PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from, among other things, claims arising from products manufactured by PIP-France.  PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity.  As a result, we believe the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position.

In July, 2005, IP Resources Limited, a UK-based company filed an action against our subsidiary, Eurosilicone, SAS in the Marseille Civil Court (Tribunal de Grande Instance), Marseille, France. The complaint alleges Eurosilicone infringed upon a certain European Patent licensed by IP Resources, Inc. known as “Implantable prosthesis device”, Patent# 0 174 141 B1, and seeks damages of $3 million Euros. The case is in the preliminary stages and the company believes it does not infringe on the 0 174 141 B1 patent and is prepared to wage a vigorous defense based on both the validity of the patent and upon the merits of the claims.

Europlex, S.A. de C.V., a Mexican company, filed suit on December 23, 2004, against our subsidiary, Eurosilicone S.A.S, in Avignon Commercial Court in France. The suit alleged Eurosilicone unlawfully terminated Europlex’ right to distribute Eurosilicone breast implants in Mexico and sought damages of approximately € 4,000,000 Euros.  On October 12, 2005, Eurosilicone and Europlex entered into a settlement, agreeing to extinguish and release all claims, in exchange for future payments totaling $1,000,000 and an agreement in which MediCor Latin America, a subsidiary of MediCor Ltd., would acquire all the remaining inventory of Europlex.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves in each lawsuit.  MediCor and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims.  In the majority of such cases, the claims are dismissed, or settled for de minimis amounts.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex proceedings can be very difficult to predict.  Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. We presently believe we or our subsidiaries have meritorious defenses in all lawsuits in which we or our subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy.  While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on our business, results of operations or financial position.

The Company has operating leases for office, manufacturing and warehouse facilities under various terms expiring from 2007 to 2008.  Lease expenses amounted to $100,678 and $23,790 for the three months ended December 31, 2005 and 2004, respectively.  For the six months ended December 31, 2005, lease expenses were $188,475 compared to $272,107 for the six months ending December 31, 2004.  Future minimum operating lease payments are approximated as follows:

Year ending December 31,	Amount

2006	242,317
2007	251,776
2008	37,088

Note W – Acquisitions

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

The financial statements reflect various purchase price allocations.  In accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the total purchase price was allocated to the tangible and intangible assets acquired from Hutchison International, Inc. based upon their estimated fair values at the acquisition date.  The purchase accounting adjustments made are based upon currently available information.  Accordingly, the actual adjustments recorded in connection with the final purchase price allocation may be updated according SFAS No. 141, and any such changes may be material.

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition and updated as of December 31, 2005:

	Book Value of Assets Acquired / Liabilities Assumed	Purchase Price Adjustments	Preliminary Fair Value
Employee advances	$39,782	$—	$39,782
Inventory	372,061	(372,061)	—	(a)
Property and equipment	1,492	(1,492)	—	(b)
Intangibles	—	3,243,146	3,243,146	(c)

Total assets	$413,335	$2,869,593	$3,282,928

Short-term product replacement allowance	195,750	87,175	282,925	(d)
Book value of net assets	217,585	(217,585)	—	(e)
Purchase price		3,000,003	3,000,003	(e)

Total liabilities and shareholders’ equity	$413,335	$2,869,593	$3,282,928

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

(a)           Inventory is obsolete because no FDA Pre-Market Approval exists, and therefore no current market for the product exists.

(b)           Office equipment appears to be obsolete and beyond its useful life.

(c)           Reflects initial determination of value associated with intangibles (specifically the distribution/supply agreement with Biosil). Amount may be impacted by other purchase accounting adjustments and finalization of intangible valuation under SFAS 141 which will be finalized within one year of acquisition.

(d)           Reflects additional amounts for allowance associated with product replacement program.

(e)           To record the purchase price, as follows: $250,000 of cash and $2,750,003 in the form of common stock in MediCor (366,667 shares), which exceeds the book value of purchased net assets by $2,782,418.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of acquisition or marketing plans; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing.  Factors that may cause such differences include, but are not limited to: increased competition; changes in product demand; changes in market acceptance; new product development; United States Food and Drug Administration (“FDA”) approval, denial or rescission of approval; delay, termination or rejection of new or existing products; changes in agreements with governmental agencies; changes in government regulation; supply of raw materials; changes in reimbursement practices; adverse results of litigation; the performance of contracts by suppliers, customers and partners, including expiration or termination of agreements; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission, including those contained in “Factors that May Affect Future Results” set forth below in “Management’s Discussion and Analysis or Plan of Operation.”  The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.  In the following “Management’s Discussion and Analysis or Plan of Operation,” the terms “MediCor,” “we,” “us” and “our” refer to MediCor Ltd. and its consolidated subsidiaries, as appropriate in the context, and, unless the context otherwise requires, “common stock” refers to the common stock, par value $.001 per share, of MediCor Ltd.

OVERVIEW

MediCor Ltd. is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets.  Current products include breast and other implants and scar management products.  Our products are sold in foreign countries (non-U.S.) and foreign sales are currently about 95% of total sales.  Breast implant and other implant products account for about 93% of total sales for the quarter ended December 31, 2005, while scar management products contributed approximately 7% of total sales.  Brazil accounted for about 13% of total breast implant and other implant sales.  We sell our products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

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

Products

Currently, MediCor has two main product lines:

•      breast and other implants for aesthetic, plastic and reconstructive surgery; and

•      scar management products.

Breast and other implant products

Our primary product line is breast and other implants, accounting for about 94% of total sales for the three months ended December 31, 2005 and 94% for the six months ended December 31, 2005. With the acquisition of Eurosilicone in July 2004, we have become the third largest breast implant manufacturer in the world in terms of sales, with an estimated 17% of the non-U.S. market.  Sales in foreign (non-U.S.) countries are currently about 95% of total sales, with the largest country accounting for about 15% of sales.  Eurosilicone also manufactures a broad line of other implant products targeted for the aesthetic, cosmetic and reconstructive markets, including gluteal, calf, pectoral, malar and testicular implants, as well as external breast prostheses, which collectively account for approximately 4% of total sales.  The financing for the Eurosilicone acquisition was provided primarily through loans from International Integrated Industries, LLC, an affiliate of MediCor’s chairman, as more fully described in the financial statements and notes.

Our strategy to gain entry into the U.S. saline filled breast implant market relies upon our contractual agreements with independent parties with whom we are working to obtain FDA approval of their PMA applications.  The PMA application for the Biosil Limited inflatable saline breast implant has been submitted in module format.  We have already addressed some of the observations arising from the FDA review of the application, and the four-year interval clinical trial data is currently being analyzed by the FDA.  This data, together with our responses to any unaddressed observations will be submitted as a PMA amendment following completion of that FDA analysis.  Although we now anticipate submitting the appropriate data in response to the FDA’s observations and guidance in the first half of 2006, there can be no assurance of timing, review or decision concerning the PMA application.  We are also continuing to work with Poly Implants Protheses, S.A. (“PIP”) in furtherance of the PMA application for PIP’s pre-filled saline breast implant.  We are currently assisting in the collection of appropriate data through its ongoing clinical trial.  We intend to submit the PMA application to the FDA upon satisfactory completion of data collection and analysis.  Timing for submission of the completed PMA application is presently uncertain but is not expected to occur during 2006 due to the need to collect, update and verify the clinical data.  As a result, there can be no assurance of timing, review or decision concerning any resulting PMA application.  Although we are not the manufacturer of these products, we do and will continue to provide technical and other assistance with the clinical trials and regulatory efforts.

Scar Management Products

HPL Biomedical, one of our subsidiaries, competes under the name Biodermis in the scar management market and distributes products used in the prevention and management of visible scar tissue known as keloid and hypertrophic scars. Sales from these products contributed about 6% of total sales for the three months ended December 31, 2005 and 6% for the six months ended December 31, 2005.  The Biodermis products achieve therapeutic results by encapsulating the scar tissue with a soft, malleable, semi-occlusive polymer in the form of sheets and ointments that are believed to mimic the natural barrier function of the skin, improving the condition and appearance of scars. In the United States, the products are marketed under the names EpiDerm™ silicone gel sheeting and Xeragel™ and Pro-Sil™ silicone ointment.  Internationally, the same products are also marketed under the names TopiGel™ and DermaSof™.

Biodermis’ secondary product lines consist mainly of two products, EPIfoam™ and HydroGOLD™.  EPIfoam is a silicone backed, polyurethane foam utilized post-lipectomy to assist in recovery and enhance the overall aesthetic appearance following liposuction.  HydroGOLD is a hydrogel-based product for use in reducing the pain, discomfort and burning sensation frequently associated with procedures of the skin typically aimed at reducing fine lines and wrinkles and to eliminate or reduce the signs of aging, such as laser resurfacing, chemical peels and micro-dermabrasion.  Additionally, a portion of Biodermis’ revenue is derived from manufacturing of scar management and post-operative care products for other medical device companies who then sell the products under their own brand names.  To assure quality control and proper regulatory compliance, Biodermis retains all responsibilities related to the FDA and European CE-mark certification and regulatory compliance related to manufacturing activities.  Some of these medical device company customers are allowed to compete for sales in similar markets and for similar customers against Biodermis’ distributors and direct sales staff.

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

RESULTS OF OPERATIONS

Sales

Sales for the three months ended December 31, 2005 equaled $6,981,294, an increase of $836,040 or 14% as compared to the prior year quarter.  This growth rate was negatively impacted by unfavorable foreign exchange rates by approximately 2%.  Unit growth drove this increase, offset by a decrease in unit prices.  Most of the sales growth was driven by the Latin America region.

For the six months ended December 31, 2005 sales was $12,643,309, an increase of $354,996 or 3% versus the same period a year ago.  This growth rate was negatively impacted by unfavorable foreign exchange rates by approximately 3%.  Unit growth drove this increase, offset by a decrease in unit prices. The increase in sales for the period was primarily attributable to sales growth in Latin America and other regions, which was then partially offset by a slight decline in European and Asia Pacific sales of breast implants caused by competition and weaker economic conditions in that region.  The Company’s historical sales growth rate over the most recent four quarters, including the current quarter, was about 8%, and the impact of foreign exchange was immaterial.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended December 31, 2005 was approximately 70% compared to approximately 52% during the same period in 2004.  For the six months ended December 31, 2005 cost of sales as a percentage of net sales were approximately 70% compared to 55% during the same period in 2004.  The majority of the costs associated with the production of our product are recurring.  The resulting decrease in gross margin for the three months ended December 31, 2005 from about 48% to about 30% and the six months ended December 31, 2005 from 45% to 30% was primarily attributable to the decrease in average selling prices of breast implants as described above.  Additionally, an increase in production labor and quality control costs contributed to the decline in gross margin for the quarter ending December 31, 2005.  These additional costs arose because the Company has initiated ongoing programs to improve manufacturing efficiencies and quality systems, which we believe will enable us to increase production and lower future unit cost of sales.  Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with this historic level of approximately 66%.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased to $4,083,567 for the three months ended December 31, 2005, as compared to $5,502,039 during the same period in 2004.  The decrease can be attributed to a vendor settlement of $983,558 relieving accounts payable; lower bad debt expense of $954,888; a bad debt recovery of $672,663; a reduction in product replacement expense of $241,469; a decline in accounting fees of $240,141; lower commission expense of $94,747 and a reduction in other various expenses of $275,604.  These were offset by a legal settlement of $1,000,000 in addition to an increase in payroll of $549,882 and acquisition expense of $494,716.  Of all SG&A, the majority of the expenses were recurring charges for this quarter.

For the six months ended December 31, 2005, SG&A decreased to $7,662,633 as compared to $9,173,413 during the same period a year ago.  The decrease can be attributed to a vendor settlement of $983,558 relieving accounts payable recorded in a prior period; lower bad debt expense of $820,214; a bad debt recovery of $672,663; a reduction in product replacement expense of $608,744; a reversal of $517,536 in long-term accrued liability previously provided for in a prior period and lower commission expense of $290,490. These were offset by a legal settlement of $1,000,000 in addition to an increase in payroll $797,342; travel related expenses of $274,484; amortization and depreciation expense of $258,611 and other expenses of $51,988. Of all SG&A, the majority of the expenses were recurring charges for this period.

Research and Development Expenses

Research and development expenses in the recent quarter ending December 31, 2005 were $573,148, as compared to $567,475 for the comparable period in 2004.  For the six months ended December 31, 2005, research and development expenses increased to $1,485,713 as compared to $1,201,189 for the same period a year ago.  The increase of $284,524 is primarily attributable to a net increase in spending associated with the saline breast implant clinical trials.  Costs associated with the PIP product were $180,859 and costs relating to the development of other product lines were $103,665.  We expect that research and development expenses will decrease once we receive required government approvals, but will increase as we bring new products to market or existing products to new markets.

Interest Expense

Interest expense increased to $1,322,972 for the three months ended December 31, 2005, compared to $1,260,044 in same period in the prior year.  Interest expense increased to $2,777,275 for the six months ended December 31, 2005, as compared to $2,529,483 for the six months ended December 31, 2004.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to an increase in the average principal balance on the note payable to related party.

Net Loss

Net loss before preferred dividends for the three months ended December 31, 2005 decreased to $4,141,712 from $4,306,139 for the comparable period in the previous year.  Net loss increased from $7,632,003 reported in the six months ended December 31, 2004 period to $8,243,133 for the six months ended December 31, 2005.  The change was due to higher selling costs, research and development and interest expense, which was then offset by a decrease in general and administrative expenses.  Basic and diluted loss per share was $(0.21) for the three month period compared to $(0.26) for the comparable period last year. Basic and diluted loss per share was $(0.42) for the six month period compared to $(0.46) for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations during the six months ended December 31, 2005 was $7,150,152 as impacted by selling, general and administrative expenses, continued startup costs, research and development expenses and interest expense. Our investing activities of $230,271 was due to the acquisition of additional fixed assets.

Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future.  Currently, we have only limited product sales in the United States and will not be in a position to materially increase United States sales until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by us.  We are currently funding activities for two pre-market approval applications, which are operating expenses.

Historically, we have raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalents and cash generated from operations, including the operations of Eurosilicone, will be insufficient to meet our anticipated cash needs for the next twelve months.  To satisfy our liquidity requirements, we will need to raise additional funds. To the extent that additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through January 1, 2007. The same entity has provided to us over $74 million in funding through December 31, 2005.  This historic funding has been a combination of equity and debt.  The outstanding debt is a revolving credit facility with interest accruing at 10% per annum.  We have no set payment terms, though we try to remain current on payments of interest so as not to incur compound interest.  It is payable on demand. As a result, it can be called at any time and for any reason.  From time to time in connection with our other fund-raising activities, International Integrated has converted some of the debt to equity alongside third-party investors.  There is no obligation or understanding that any such conversions will occur.

We are presently seeking to refinance some or all of the International Integrated indebtedness through a combination of third-party indebtedness, equity and possible conversions of debt to equity.  We may or may not be successful.  In the interim, any future funding from International Integrated may take the form of debt or equity or a combination thereof.  We expect our operating losses to continue and anticipate that we will need between $6.0 and $8.0 million in additional liquidity to cover negative cash flow in fiscal 2006.  In addition, to the extent we want to pursue additional acquisitions, we expect that we will need additional financing.  We do not presently have any commitments for such financing and it may not be available when we need it, on terms acceptable to us or at all.  The lack of adequate financing could adversely affect our ability to effect acquisitions.  Under the Eurosilicone acquisition agreement, our ES Holdings SAS subsidiary may be required to make a performance payment of up to €3 million to the sellers in each of fiscal 2006 and 2007. If these payments are required and ES Holdings does not otherwise have sufficient funds from dividends or distributions from Eurosilicone, ES Holdings intends to seek to draw the necessary funds from its credit facility with BNP Paribas, which was established in part to provide a back-up funding source for these performance payments.  Although Eurosilicone has positive cash flow, it may or may not be sufficient to fund all of its projected operational, working capital, financial and other obligations.  As a result, we expect that from time to time Eurosilicone may have any additional liquidity needs which may require MediCor or a third-party, such as a bank, to provide additional financing.  As described above we have a written commitment from International Integrated Industries, LLC, to provide sufficient cash to fund any operating expenses and capital expenditures through January 1, 2007.

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

We currently are dependent on maintaining rights to distribute in the United States breast implant products manufactured by third parties.  In the case of our agreement with Biosil, we are operating together with Biosil under an expired agreement.  If we do not conclude our acquisition of Biosil, there is no certainty that we would retain any rights under this agreement.  Our relations with the other manufacturer have from time to time been contentious, and there is no assurance that we will be able to maintain those distribution rights on acceptable terms or at all.  If we fail to maintain these rights, we may not be able to sell breast implant products in the United States for a number of years, if at all.

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

•      difficulties in patient retention; and

•      government or regulatory delays.

The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials.  A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.  Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval.  In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials, changes in regulatory policy during the period of product development and questions about data integrity.  Any delays in, or termination of, our clinical trials or clinical trials of our collaborative partners or suppliers will adversely affect our development and commercialization timelines, which would adversely affect our future sales and profitability.

If we are unable to develop, gain regulatory approval for and market new products and technologies, we will not achieve meaningful revenue and may experience a decrease in demand for our products or our products could become obsolete.

The medical device industry is highly competitive and is subject to significant and rapid technological change. We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, will be crucial to our success.  We are continually engaged in product development and improvement programs to establish and improve our competitive position.  We cannot, however, guarantee that we will be successful in enhancing our existing products or in developing or enhancing products we have in development or clinical trials.  Nor can we guarantee that we will successfully develop new products or technologies that will timely achieve necessary safety and efficacy and regulatory approval or receive market acceptance.  Once developed, we must timely obtain regulatory approval for our products.  The failure to obtain this approval in a timely manner can jeopardize any chance of approval due to the age or integrity of data and may cause our products to be obsolete once regulatory approval is granted.  Two of our competitors are in the advanced stage of obtaining regulatory approval for their silicone filled breast implants in the United States, while we have not started the regulatory process for those products in the U.S.  There is also no assurance that we will obtain regulatory approval for our current saline filled breast implant products or any other products in the U.S.  These regulatory and marketing conditions put us at a significant disadvantage in the U.S. market.  The lack of U.S. regulatory approval for our products, in the face of our competitors’ approvals, may also adversely affect us in foreign markets.

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

Physicians and potential patients may have a number of concerns about the safety of our products and proposed products, whether such concerns have a basis in generally accepted science or peer-reviewed scientific research or not.  Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation or regulatory actions, could materially reduce market acceptance of our products and could result in product withdrawals.  In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have merit.

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

Acquisitions, distribution agreement terms, product research and development, and regulatory approvals and compliance can result in significant provisions, write-offs and litigation.

Some aspects of our business, such as acquisitions, distribution agreements with third parties and product research and development, including regulatory approvals and compliance, have significant and sometimes unpredictable events that can result in material financial and accounting events, including provisions, write-offs and litigation.  For example, in our Eurosilicone acquisition, we made an aggregate of $754,463 in negative purchase accounting adjustments, we have incurred a total of $6,700,042 in provisions and write-offs in connection with our PIP.America subsidiary’s distribution agreement with PIP because of past uncertainties regarding PIP’s ability to pay its portion of the product replacement program for its products distributed in the United States.  These aspects of our business, such as acquiring companies and technologies, establishing and administering distributor relationships and developing new products, are part of our business strategy.  As a result of the significance of these events, their unpredictable timing and frequency and the variance in structure and outcome, these events and their financial impact are unpredictable and can create material fluctuations in our financial results.

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

We have in the past and may in the future enter into supply, collaborative or consulting arrangements with third parties to supply or develop products.  These arrangements may not produce or provide successful products.  If we fail to establish these arrangements, the number of products from which we could receive future revenues will be limited.  Our dependence on supply, collaborative or consulting arrangements with third parties subjects us to a number of risks.  These arrangements may not be on terms favorable to us.  We are also particularly vulnerable to suppliers of heavily regulated products, such as breast implants, to consistently and timely produce high-quality products.  If they do not, our business will suffer immediately and likely materially.  Agreements with suppliers may limit our supply of products or require us to purchase products we can not profitably sell.  They may also restrict our ability to market or distribute other products.  Agreements with consultants or collaborative partners typically allow the third parties significant discretion in electing whether or not to pursue any of the planned activities.  We cannot with certainty control the amount and timing of resources our suppliers, collaborative partners or consultants may devote to our products and these third parties may choose to pursue alternative products.  These third parties also may not perform their obligations as expected.  Business combinations, significant changes in their business strategy, or their access to financial resources may adversely affect a supplier’s, partner’s or consultant’s willingness or ability to complete its obligations under the arrangement.  Moreover, we could become involved in disputes with our suppliers, partners or consultants, which could lead to delays or termination of the arrangements and time-consuming and expensive litigation or arbitration.

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

In the past, the breast implant manufacturing industry has been subject to significant litigation alleging product liability.  We also have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale.  In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure.  Some breast implant manufacturers that suffered these types of claims in the past have been forced to cease operations or even to declare bankruptcy.  We may also face a substantial risk of product liability claims from other products we may choose to sell.  In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons.  Product liability claims, relating to alleged product defects, are distinguishable from product warranty claims, which relate to allegations that products do not meet warranties of merchantability or fitness for a particular purpose.  We address the substance of potential product warranty claims relating to products distributed by us through our product replacement programs discussed above in this Item 1, “Business.”

We do not presently have liability insurance to protect us from the costs of claims for damages due to the use or recall of our products, except that our Biodermis subsidiary carries a limited amount of product liability insurance related to its products.  We may in the future seek additional insurance, which will be limited in both circumstance of coverage and amount.  Recent premium increases and coverage limitations, including specifically limitations or prohibitions by insurers on insurance covering breast implant manufacturers, may make this insurance uneconomic or even unavailable.  However, even if we obtain or increase insurance, one or more product liability claims or recall orders could exceed any coverage we may hold.  If we continue to have limited or no coverage or our insurance does not provide sufficient coverage, product liability claims or recalls could result in losses in excess of our allowances.

Lawsuits, including those seeking class action status, may, if successful, cause us to incur substantial liability, including damage awards and significant legal fees that may exceed our reserves.

Lawsuits have been filed naming us or one of our subsidiaries, the French manufacturer from which we have purchased breast implant products, and the U.S. distributor of those same products who preceded our subsidiary in the U.S. market.  In these suits the plaintiffs have sought or currently seek, among other things, class action status for claims, including claims for breach of warranty.  The claims arise from products distributed both before and after our subsidiary that distributed the products came into existence.  Although certain of the claims arise from products distributed by the other distributor prior to our subsidiary coming into existence, we have still been named as a defendant.  While we have provided an amount equal to the outstanding product replacement claims for claims arising from products our subsidiary did distribute, the plaintiffs are seeking to hold our subsidiary responsible for more damages.  There can be no assurance we can terminate the litigation as to our subsidiary for the provided amounts.  Although our subsidiary is indemnified by three separate entities, including Poly Implants Protheses, S.A., the French manufacturer, PIP/USA, Inc. the previous distributor, and Mr. Jean Claude Mas, personally, there can be no assurance this indemnity will protect us, as there is no guarantee that the French manufacturer, the previous distributor, or Mr. Mas will, or is able to, honor the indemnification they have provided.  If our subsidiary is unsuccessful in defending against the claims involved in these suits, or if class action status is achieved, and the indemnification were to prove non-reliable, our subsidiary could be responsible for significant damages above the allowances and available assets needed to satisfy such a judgment.

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

We are subject to substantial government regulation, which could adversely affect our business.

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

Delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations of data generated by clinical trials, questions about data integrity from clinical trials, ageing of data, or changes in regulatory policy during the period of product development in the United States and abroad.  We currently face these regulatory risks with respect to our submitted and pending PMA applications.  In the United States, there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses.  Internationally, there is a risk that we or our suppliers or collaborative partners may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted.  It is possible, for example, that we or our suppliers or collaborative partners may not receive FDA approval to market our current or future products for broader or different applications or to market updated products that represent extensions of our, our suppliers’, or our collaborative partners’ basic technology.  In addition, we or our suppliers, or our collaborative partners may not receive export or import approval for products in the future, and countries to which products are to be exported may not approve them for import.

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

In the future we will sell additional shares of our common stock, or other securities convertible into or otherwise entitling the holder to purchase our common stock.  In the future we will also issue additional options to purchase our common stock to our employees, possibly including our executive officers, and our directors, and possibly to consultants and vendors.  We also intend to issue shares of our common stock in connection with acquisitions or other commercial transactions and to holders of outstanding debt, including holders that are affiliates.  All such sales and issuances of our common stock, other equity securities, and warrants and options to purchase our common stock will be at presently undetermined prices, which may be lower than prices at which other holders of common stock purchased such shares and dilutive to those holders and which will reduce the percentage of our equity owned by our existing stockholders.  These issuances may also adversely affect prevailing market prices for our common stock.

The exercise of outstanding options and conversion rights will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying these options and conversion rights may adversely affect prevailing market prices for our common stock.

As of the date of this filing, there are outstanding options to purchase an aggregate of 6,189,375 shares of our common stock at per share exercise prices ranging from $0.08 to $4.30.  Furthermore, outstanding shares of our series A preferred stock may be converted into 1,676,897 shares of our common stock at any time, and outstanding convertible debentures may be converted into an aggregate of 50,000 shares of our common stock at any time.  In addition, we may issue additional shares of our common stock in respect of dividends paid on outstanding shares of our series A preferred stock.  The exercise of such outstanding options and conversion rights will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options and conversion rights may adversely affect prevailing market prices for our common stock.

The price of our common stock has historically been volatile.

The market price of our common stock has in the past been, and may in the future continue to be, volatile.  A variety of events, including quarter-to-quarter variations in operating results or news announcements by us or our competitors as well as market conditions in the medical device industry generally or the breast implant segment of that market specifically or changes in earnings estimates by securities analysts, may cause the market price of our common stock to fluctuate significantly.  In addition, the stock market has experienced significant price and volume fluctuations which have particularly affected the market prices of equity securities of many companies and which often have been unrelated to the operating performance of such companies.  These market fluctuations may adversely affect the price of our common stock.

Our common stock is thinly traded on the Over-the-Counter Bulletin Board, which may not provide liquidity for our investors.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Stock Market or national or regional exchanges, such as the New York Stock Exchange and the American Stock Exchange.  Securities traded on the OTC Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts.  Although we have commenced the application process to have our common stock listed on the American Stock Exchange, we were required to delay this application process due to the pendency of an acquisition.  There can be no assurance that our common stock will be approved for listing in the future once we reinitiate the application process, and our stated intention to seek to list our common stock on the Exchange may itself adversely affect investors’ willingness to trade our stock unless and until such listing.  The SEC’s order handling rules, which apply to Nasdaq-listed securities, do not apply to securities quoted on the OTC Bulletin Board.  Quotes for stocks included on the OTC Bulletin Board are not listed in newspapers.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of shares of our common stock may have been unable to resell their shares at or near their original acquisition price, or at any price.  If our common stock is approved for listing on the American Stock Exchange, because we will have no prior trading history on the Exchange, there also can be no way to determine the prices or volumes at which our common stock would trade on the Exchange if it were so listed.  Holders of shares of our common stock may not be able to resell their shares at or near their original acquisition price, or at any price.

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

We have the authority to issue an aggregate of 20,000,000 shares of preferred stock which may be issued by our board of directors with such preferences, limitations and relative rights as our board may determine without a vote of our stockholders.  Presently, we have authorized 45,000 shares of preferred stock in one series, Series A 8.0% Convertible Preferred Stock, 6,456 shares of which were outstanding on the date of this filing.  Our series A preferred stock has, and other classes of our preferred stock we may issue in the future will have, priority over our common stock in the event of liquidation or dissolution.  In the event of our liquidation or dissolution, our then-outstanding preferred stock (including series A preferred stock) will have priority of payment over all shares of our common stock.  Preferred stock also generally has priority on payment of dividends over common stock.  Our series A preferred stock has this priority, meaning that no dividends may be paid on our common stock unless all accrued dividends on our series A preferred stock have been paid.  Each holder of convertible preferred stock (such as our series A preferred stock) may also generally, at the holder’s option, convert the preferred stock into common stock at any time.  We cannot predict whether, or to what extent, holders of convertible preferred stock will convert to common stock.  Preferred stock may also provide that the holders thereof may participate with the holders of common stock on dividends or liquidation.  This may have the effect of substantially diluting the interest of the common stock holders.  Our series A preferred stock is not a participating preferred stock, though it is convertible into our common stock.

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

The rights, preferences, powers and limitations of our series A preferred stock, as well as those of any future series of preferred stock as may be established, may have the effect of delaying, deterring, or preventing a change of control of our company.

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

Our officers and directors as a group currently own an aggregate of 12,353,421 shares of common stock, hold securities convertible into 1,034,028 shares of common stock, and have been granted options to purchase an additional 2,004,749 shares of common stock.  Not all of these options can be exercised immediately and the options are exercisable at prices ranging from $1.50 to $4.30 per share.  We may in the future issue additional shares of common stock, or securities exercisable for or convertible into common stock, to our officers or directors.

If our executive officers and directors exercised all their options and converted all of the securities beneficially owned by them into an aggregate of 15,392,198 shares of our common stock, our officers and directors would own approximately 59% of our then-outstanding common stock.  This concentration of ownership would probably insure our management’s continued control of MediCor.

In addition, International Integrated Industries, LLC, an affiliate of our chairman, currently holds approximately $57,371,330 of our debt.  If some or all of that debt were converted into our common stock, International Integrated could own a substantial percentage of our outstanding common stock.  This additional concentration of ownership of our common stock could further discourage persons from making open market purchases of our common stock for the purpose of securing a controlling interest in MediCor and thereby prevent increases in the market price of our common stock.

Of the four members of MediCor’s Executive Committee, we have entered into employment agreements with Messrs. Theodore Maloney, Jim McGhan and Thomas Moyes.  These agreements provide for payments to them in the event that their employment is terminated by us, including without “good reason” as defined in the agreements.  We will pay an amount equal to two times the annual base compensation paid by us to such person plus applicable pro rata bonus amounts in the event of a termination by us without cause, as defined in the agreements, or a termination by the executive for good reason, which includes the occurrence of a change in control, as defined in the agreements.  The employment agreements further provide that in the event of the death or disability of any of Messrs. Maloney, McGhan or Moyes, we will pay to such person an amount equal to three months’ compensation or compensation through the date our long-term disability policy begins paying benefits, as applicable.  These termination-of-employment agreements may discourage persons from making open market purchases of our common stock for the purpose of securing a controlling interest in MediCor.

ITEM 3.  CONTROLS AND PROCEDURES

As of the quarter ended December 31, 2005, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2005 that have materially affected or are likely to materially affect our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In October 1999, Case No. 99-25227-CA-01 June 2000 Case No. 00-14665-CA-01, and July 2003, Case No. 0322537-CA-27, separate but related complaints were filed by Saul and Ruth Kwartin, Steven M. Kwartin, and Robert and Nina Kwartin respectively, against our PIP.America subsidiary as co-defendant with PIP/USA, Inc. and Poly Implants Protheses, S.A., each unaffiliated with MediCor, and Jean Claude Mas, Jyll Farren-Martin and our chairman, personally, in the Circuit Court of Miami-Dade County, Florida.  Also in September 2003, another member of the same family filed Case No. 03-15006-CA-09, again alleging similar claims on his own behalf.  All of the cases above have been consolidated for all pre-trial purposes, but not for trial.  The Kwartin family members’ claims are primarily premised on allegations that plaintiffs are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement.  Plaintiffs allege that, as a result, they have certain derivative or other rights to an alleged distribution agreement between Poly Implants Prostheses, S.A. (“PIP-France”) and PIP/USA.  Plaintiffs claim, among other things, that III Acquisition

Corporation dba PIP.America (“PIP.America”) and its chairman tortiously interfered with that agreement and with plaintiffs’ other alleged rights as lenders, investors, shareholders, quasi-shareholders or employees of PIP/USA or other entities. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP-France and invalidate PIP.America’s distributor relationship with PIP-France.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others was voluntarily dismissed.  The consolidated second amended complaint contained counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Unspecified monetary damages, exemplary damages and attorneys fees and costs had been sought.  On January 26, 2006, PIP.America won dismissal of all counts in these cases but the third-party beneficiary claims.  Plaintiffs have until March 9, 2006 to file new complaints against PIP.America.  If new complaints are held valid, and a judgment or settlement against PIP.America results, Poly Implants Protheses, S.A., a defendant in the Schnebel litigation, has agreed that it will indemnify PIP.America for any losses it may suffer as a result of the Illinois litigation.

As it relates to cases involving Poly Implants Protheses, S.A., PIP.America is indemnified by PIP/USA, Inc., Poly Implants Protheses, S.A., and Poly Implants Protheses, S.A.’s President, Jean Claude Mas, personally, from, among other things, claims arising from products manufactured by PIP-France.  PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any case, PIP.America intends to seek the benefits of this indemnity.  As a result, we believe the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position.

In July, 2005, IP Resources Limited, a UK-based company filed an action against our subsidiary, Eurosilicone, SAS in the Marseille Civil Court (Tribunal de Grande Instance), Marseille, France. The complaint alleges Eurosilicone infringed upon a certain European Patent licensed by IP Resources, Inc. known as “Implantable prosthesis device”, Patent# 0 174 141 B1, and seeks damages of $3 million Euros. The case is in the preliminary stages and the company believes it does not infringe on the 0 174 141 B1 patent and is prepared to wage a vigorous defense based on both the validity of the patent and upon the merits of the claims.

Europlex, S.A. de C.V., a Mexican company, filed suit on December 23, 2004, against our subsidiary, Eurosilicone S.A.S, in Avignon Commercial Court in France. The suit alleged Eurosilicone unlawfully terminated Europlex’ right to distribute Eurosilicone breast implants in Mexico and sought damages of approximately € 4,000,000 Euros.  On October 12, 2005, Eurosilicone and Europlex entered into a settlement, agreeing to extinguish and release all claims, in exchange for future payments totaling $1,000,000 and an agreement in which MediCor Latin America, a subsidiary of MediCor Ltd., would acquire all the remaining inventory of Europlex.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves in each lawsuit.  MediCor and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims.  In the majority of such cases, the claims are dismissed, or settled for de minimis amounts.  Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex proceedings can be very difficult to predict.  Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. We presently believe we or our subsidiaries have meritorious defenses in all lawsuits in which we or our subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy.  While it is not possible to predict the outcome of these matters, we believe that the costs associated with them will not have a material adverse impact on our business, results of operations or financial position.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter covered by this report, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

See Exhibit Index at Page     .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD.
(Registrant)

Date:	February 6, 2006	By:	/s/ Theodore R. Maloney
Theodore R. Maloney Chief Executive Officer

Date:	February 6, 2006	By:	/s/ Thomas R. Moyes
Thomas R. Moyes Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350