Form 10QSB
period 2006-03-31
MEDICOR LTD
filed 2006-05-15
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-50442

MEDICOR LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	14-1871462
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

4560 S. Decatur Blvd., Suite 300
Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

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

On May 12, 2006, there were 23,734,641shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

MEDICOR LTD.

INDEX

Part I. Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet – March 31, 2006

Consolidated Statements of Operations – Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Operations – Nine months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows – Nine months Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements – March 31, 2006

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

MediCor Ltd.

Consolidated Balance Sheet

March 31, 2006

(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$724,744
Accounts receivable, net of allowance of $1,173,675	7,511,114
Notes receivable, net of allowance of $3,386,109	—
Inventories	5,049,291
Prepaid expenses and other current assets	137,118

Total current assets	13,422,267
Property and equipment, net	4,976,997
Goodwill and other intangible assets, net	42,378,849
Deposits	1,145,720
Other assets	501,423

Total assets	$62,425,255

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$8,381,982
Accrued expenses and other current liabilities	3,997,227
Short-term note payable	16,818
Note payable to related party	60,686,257
Interest payable to related party	7,420,643
Current portion of long-term debt	2,871,212

Total current liabilities	83,374,139

Long-term debt, net of current portion	11,481,036

Total liabilities	94,855,175

Commitments and contingencies (Note T)

Preferred shares subject to mandatory redemption requirements	6,810,258

Stockholders’ equity (deficit)

Common shares, $0.001 par value, 100,000,000 shares authorized, 21,114,939 shares issued, 21,094,641 shares outstanding and 20,298 shares retired	21,061
Additional paid-in capital	27,570,016
Accumulated deficit	(65,562,602)
Accumulated other comprehensive loss	(1,268,653)

Stockholders’ deficit	(39,240,178)

Total liabilities and stockholders’ equity	$62,425,255

See accompanying notes to unaudited consolidated financial statements

MediCor Ltd.

Consolidated Statements of Operations

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Net sales	$7,878,064	$7,130,409
Cost of sales	4,679,951	4,838,448

Gross profit	3,198,113	2,291,961

Operating expenses:
Selling, general and administrative
Salaries and wages	1,147,269	1,070,157
Other	3,515,693	3,300,906
Research and development	1,084,124	680,895

Operating loss	(2,548,973)	(2,759,997)

Non-operating expenses:
Net interest expense	1,531,370	1,152,087
Loss (gain) on foreign exchange transactions	(88,089)	2,889

Loss before income taxes	(3,992,254)	(3,914,973)
Income tax benefit	(307,772)	—

Net loss	(3,684,482)	(3,914,973)

Preferred dividends
Preferred dividends deemed	—	—
Preferred dividends in arrears Series A Preferred 8%	127,351	215,749

Net loss attributable to common stockholders	$(3,811,833)	$(4,130,722)

Net loss per share of common stock, basic and diluted	$(0.18)	$(0.23)

Weighted average number of shares outstanding, basic and diluted	20,766,268	18,146,056

See accompanying notes to unaudited consolidated financial statements

MediCor Ltd.

Consolidated Statements of Operations

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Net sales	$20,521,373	$19,418,722
Cost of sales	13,500,691	11,572,363

Gross profit	7,020,682	7,846,359

Operating expenses:
Selling, general and administrative
Salaries and wages	4,519,296	3,407,126
Other	7,806,299	10,137,350
Research and development	2,569,837	1,882,084

Operating loss	(7,874,750)	(7,580,201)

Non-operating expenses:
Net interest expense	4,308,645	3,681,570
Loss (gain) on foreign exchange transactions	19,529	(218,774)

Loss before income taxes	(12,202,924)	(11,042,997)
Income tax expense (benefit)	(167,691)	282,316

Net loss	(12,035,233)	(11,325,313)

Preferred dividends
Preferred dividends deemed	—	260,172
Preferred dividends in arrears Series A Preferred 8%	379,115	645,059

Net loss attributable to common stockholders	$(12,414,348)	$(12,230,544)

Net loss per share of common stock, basic and diluted	$(0.61)	$(0.68)

Weighted average number of shares outstanding, basic and diluted	20,484,105	18,112,930

See accompanying notes to unaudited consolidated financial statements

MediCor Ltd.

Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,035,233)	$(11,325,313)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation and amortization	1,306,063	835,657
Provision for doubtful accounts	415,587	3,138,008
Inventory write down	—	350
Non-employee stock options	95,784	144,383
Employee preferred stock	—	80,000
Directors’ restricted common stock	26,500	53,000
Increase (decrease) in cash flows from changes in operating assets and liabilities, excluding the effects of acquisitions
Accounts receivable, net	(751,700)	(1,982,967)
Notes receivable	(607,525)	(2,053,897)
Inventories	(1,172,456)	(470,108)
Prepaid expenses and other current assets	95,692	689,804
Goodwill	—	(617,675)
Deposits	(1,049,540)	617,675
Other assets	117,493	(625,611)
Accounts payable	2,290,594	126,665
Accrued expenses and other current liabilities	(441,910)	630,708
Interest payable	3,810,735	1,893,353
Non-current accrued liabilities	(517,356)	—
Net cash used in operating activities	(8,417,272)	(8,865,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(308,848)	(805,721)
Acquisition of Laboratoires Eurosilicone S.A., net of cash acquired	—	(12,760,150)
Acquisition of Deramedics, net of cash acquired	—	(75,000)
Net cash utilized in investing activites	(308,848)	(13,640,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt	10,630,000	19,491,043
Proceeds from issuance of long-term debt	336,381	10,786,063
Proceeds from issuance of common stock	598,239	29,977
Proceeds from issuance of preferred shares subject mandatory redemption requirements	—	1,172,271
Payments on convertible debentures	(50,000)	(200,000)
Payments on short-term debt	(477,232)	(5,872,912)
Payments on long-term debt	(2,376,322)	(513,628)
Payments of preferred shares dividends	(13,805)	—
Net cash provided by financing activities	8,647,261	24,892,814

EFFECT OF TRANSLATION ON CASH AND CASH EQUIVALENTS	(1,031,196)	(596,348)

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(1,110,055)	1,789,627
Cash and cash equivalents at beginning of period	1,834,799	165,092

Cash and cash equivalents at end of period	$724,744	$1,954,719

	2006	2005
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Conversion of short-term debt to preferred stock	$—	$250,000
Conversion of long-term debt to common stock	$50,000	$75,000
Issuance of preferred stock to employees and consultants	$—	$80,000
Issuance of preferred stock in lieu of dividends	$237,000	$—
Issuance of common stock to directors	$—	$53,000

The Company purchased all of the capital stock of Laboratories Eurosilicone S.A. for $43,297,915. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$15,870,718
Goodwill	$—	$36,392,429
Less: Liabilities assumed	$—	$(8,965,232)
Cash paid for capital stock	$—	$43,297,915

Included in the fair value of assets acquired and liabilities assumed was $2,532,081 for capital lease obligations.

The Company purchased all of the capital stock of Dermatological Medical Products and Specialites, S.A. de C.V. for $75,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$75,000
Less: Liabilities assumed	$—	$—
Cash paid for capital stock	$—	$75,000

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the period for:
Interest	$653,361	$1,948,429
Income taxes	$484,823	$—

See accompanying notes to unaudited consolidated financial statements

MEDICOR LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note A - Description of Business

MediCor Ltd. (the “Company” or “MediCor”) is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic and reconstructive surgery and dermatology markets. Current products include breast implant products, other implants and scar management products. The Company’s breast implant products are currently sold in approximately 85 countries, but are not sold in the United States or Canada. Our products are sold primarily in foreign (non-U.S.) countries and foreign sales are currently about 95% of total sales, with the largest country (Brazil) accounting for about 17% of sales. Breast implant and other implant products account for about 94% of total sales for the quarter ended March 31, 2006, while scar management products contributed approximately 6% of total sales. The Company sells its products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former chairman and chief executive officer of Inamed Corporation and McGhan Medical Corporation. MediCor’s objective is to be a leading supplier of selected international medical devices and technologies. To achieve this strategy, MediCor intends to build upon and expand its business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets. MediCor intends to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights.

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

Revenue Recognition

The Company recognizes product revenue, net of sales discounts, returns and allowances, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” (“SFAS No. 48”). These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. The Company recognizes revenue upon delivery of product to third-party distributors and customers and does not allow for bill-and-hold sales. Due to the widespread holding of consignment inventory in the Company’s industry, the Company also recognizes revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors’ offices. The Company does not offer price protection to its third-party distributors and customers and accepts product returns only if the product is defective. Appropriate reserves are established for anticipated returns and allowances are based on product return history and expectation. The Company believes its estimate for anticipated returns is a “critical accounting estimate” because it requires the Company to estimate returns and, if actual returns vary, it could have a material impact on reported sales and results of operations. Historically the Company’s estimates of return rates have not deviated from the actual returns by more than 1% to 2%.

Allowance for Doubtful Accounts

MediCor maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms. If the financial condition of MediCor’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances might be required.

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

Product Replacement Programs

Most of the Company’s subsidiaries provide a product replacement program to surgeons for deflations of breast implant products for a period of ten (10) years from the date of implantation. For certain surgeons outside of the U.S., the Company provides a product replacement program for the life of the patient, including for competitive implants, for aesthetic dissatisfaction as well as for deflation. For each replacement, the surgeon receives financial assistance plus a free implant. Management has estimated the amount of potential future product replacement claims based on a detailed analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is set aside as an allowance. Changes to actual claims, interest rates and estimates would affect the calculation and could materially impact the Company’s allowance and results of operations. Although breast implant products are not currently being sold in the U.S. (because we are in the process of obtaining FDA approval of them, as more fully described below), they were sold under a distribution agreement prior to November 2000 and an allowance for product replacements is maintained for the products sold in prior years.

For the quarter ended March 31, 2006, PIP.America paid $115,900 with respect to settlements under its product replacement program for products previously sold in the U.S. under its distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants. For the quarter ended March 31, 2006, MediCor Aesthetics paid $2,000 with respect to settlements under its product replacement program for the products previously in the U.S. sold under its distribution agreement between Hutchison International, Inc. and Biosil Limited.

As of March 31, 2006, the Company’s product replacement program allowance consisted of:

Allowance for Product Replacement

Balance at June 30, 2005	$1,004,072
Accrual for product replacement program expansion during the period	83,526
Settlements incurred during the period	(701,202)

Balance at March 31, 2006	$386,396

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

Effects of Recent Accounting Pronouncements

In December 2004, FASB issued Statement of Financial Accounting Standards SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period).

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to fiscal years beginning after June 15, 2005, thereby rendering it effective as to the Company on July 1, 2006.  The adoption of SFAS 123(R) is expected to have a material impact on the Company’s consolidated net income and earnings per share.

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

Note C – Interim Reporting

The accompanying unaudited consolidated financial statements for the three and nine month periods ended March 31, 2006 and March 31, 2005, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included.  Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year.

Note D – Major Customers

During the three and nine months ended March 31, 2006, two different distributor customers accounted for 15% and 8%, respectively, of the Company’s consolidated revenue. Revenue related to these two distributors for the three and nine months ended March 31, 2005 was 13% and 12%, respectively.

Note E – Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note F – Accounts Receivable

Accounts receivable at March 31, 2006 consisted of:

March 31, 2006

Accounts receivable	$8,684,789
Allowance for doubtful accounts	(1,173,675)

Total	$7,511,114

Changes in allowance for doubtful accounts are as follows:

Balance July 1, 2005	$1,365,613
Provisions	101,811
Write-offs / (recoveries)	(293,749)
Balance March 31, 2006	$1,173,675

Note G – Notes Receivable

Notes receivable at March 31, 2006 consisted of:

March 31, 2006

Notes receivable	$3,386,109
Allowance	(3,386,109)

Total	$—

Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France, issued to the Company’s PIP.America subsidiary a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims. These amounts have been fully provided for as an allowance, due to the lack of past payments and uncertain prospect of collection.

Note H – Inventories

Inventories at March 31, 2006 consisted of:

March 31, 2006

Raw materials	$1,113,563
Work in process	305,973
Finished goods	3,629,755

$5,049,291

Note I - Property and Equipment

Property and equipment at March 31, 2006 consisted of:

March 31, 2006

Buildings	$4,051,498
Machinery and equipment	1,697,721
Furniture and fixtures	475,926
Land	138,945
Leasehold improvements	107,748

Property and equipment, gross	6,471,837
Less: Accumulated depreciation and amortization	(1,494,840)

Property and equipment, net	$4,976,997

Depreciation and amortization expense was $169,240 for the three months ended March 31, 2006 and $107,733 for the three months ended March 31, 2005. Depreciation and amortization expense was $494,175 for the nine months ended March 31, 2006 and $391,648 for the same period a year ago.

Note J – Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of March 31, 2006 consisted of:

December 31, 2005

Goodwill	$33,227,999
Customer-related intangibles	4,402,080
Supply agreements and other intangibles	3,673,146
Patents	3,000,000
Distribution and non-compete agreements	355,000
Trademarks and trade names	117,974

Intangible assets, gross	44,776,198

Accumulated amortization - goodwill	(41,973)
Accumulated amortization - customer-related intangibles	(1,436,093)
Accumulated amortization - supply agreements and other intangibles	(5,000)
Accumulated amortization - patents	(640,328)
Accumulated amortization - distribution agreements and non-compete	(244,315)
Accumulated amortization - trademarks and trade names	(29,640)

Accumulated amortization	(2,397,350)

Intangible assets, net	$42,378,849

Amortization expense for the three months ended March 31, 2006 was $275,530 compared to $84,799 for the prior period ended March 31, 2005. The amortization for the nine months ended March 31, 2006 was $811,888, compared to $259,814 with the prior period ended March 31, 2005.

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

The estimated amortization expense for the next five years consists of:

	Twelve months ending
	March 31, 2007	March 31, 2008	March 31, 2009	March 31, 2010	March 31, 2011

Customer-related intangibles	$813,755	$813,755	$813,755	$813,755	$610,316
Distribution agreements	22,500	22,500	22,500	22,500	20,625
Patents	236,902	236,902	236,902	236,902	236,902
Trademarks and trade names	10,979	10,979	10,979	10,979	10,979
Other	—	—	—	—	—

Total	$1,084,136	$1,084,136	$1,084,136	$1,084,136	$878,823

Note K – Deposits and Other Assets

Deposits at March 31, 2006 totaled $1,145,720. The Company has $144,522 in security deposits on office leases, with local utility companies and $1,001,196 in expenses incurred during the acquisition process of Biosil Limited and Nagor Limited.

Other assets consisted of debt acquisition costs of $501,423 at March 31, 2006.

Note L – Accrued Expenses

Accrued expenses and other current liabilities at March 31, 2006 consisted of:

March 31, 2006

Wages, paid leave and payroll related taxes	$2,633,933
Legal settlement	750,000
Product replacement reserve	386,396
Other	226,898

$3,997,227

The Company entered into a settlement with Europlex, S.A. de C.V, agreeing to extinguish and release all claims, in exchange for future payments totaling $750,000 as described in Note U. Other accrued expenses included interest and other legal expenses.

Note M –Debt

Long-term debit consisted of the following amounts:

March 31, 2006

Variable 6-month EURIBOR plus 2.25% euro-denominated note, with maturity in September 2011	$11,252,746
Convertible debentures	250,000
Obligations under capital leases	2,392,735
Other notes	473,585

14,369,066
Less: current maturities	(2,888,030)

Long-term debt	$11,481,036

In September 2004, MediCor’s ES Holdings subsidiary entered into an arrangement with a financial institution to borrow up to €16,400,000, at an interest rate of six-month EURIBOR plus 2.25%, to fund payments due to the sellers of Eurosilicone, a company acquired by MediCor in July 2004. The last borrowing is scheduled for 2007 and scheduled repayments complete in September 2011. As of March 31, 2006, the outstanding principal was €9,318,041.

Convertible debentures at March 31, 2006 were $250,000. These convertible debentures are convertible, at the holder’s discretion, after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date to shares of the Company’s common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date. These convertible debentures mature between June 2006 and August 2006, and thus are all reported within the current portion of long-term debt. During the quarter ended March 31, 2006, we did not incur any costs relating to these convertible debentures.

MediCor has several capital leases. Substantially all of these lease obligations reside with the Company’s Eurosilicone subsidiary and are leases of facilities and vehicles. In addition, MediCor has several other notes, with outstanding principal balances ranging from $16,818 to $198,565 and annual interest rates ranging from 3.39% to 8.0%. (The Company also has an outstanding balance of $60,686,257 on a short-term note payable to an affiliate. See Note O.)

As of March 31, 2006, MediCor had $501,423 of unamortized financing costs recorded in other assets. These costs are being amortized straight-line over the life of the related note. This note matures in September 2011.

Payments due on capital lease obligations as of March 31, 2006 are as follows:

Amount

April 2006 - March 2007	$610,694
April 2007 - March 2008	407,856
April 2008 - March 2009	368,789
April 2009 - March 2010	320,125
April 2010 - March 2011	273,855
Later years	1,077,130

Total minimum payments required	3,058,449
Less: Amount representing interest	(665,714)

Present value (principal) of capital lease obligations	2,392,735

Less: Current portion of capital lease obligations	(470,879)

Long term portion of capital lease obligations	$1,921,856

Principal payments due on long-term debt as of March 31, 2006, other than capital lease obligations, are as follows:

Amount

April 2006 - March 2007	$2,163,487
April 2007 - March 2008	2,034,649
April 2008 - March 2009	1,901,823
April 2009 - March 2010	1,875,458
April 2010 - March 2011	1,875,458
Later years	1,875,458

Total minimum payments required	11,726,331

Less: Amount representing interest	(2,167,151)

Present value (principal) of long-term debt	$9,559,180

Less: Current portion

Long term portion of long-term debt other than capital lease obligations

The current portion of long-term debt is as follows:

Amount

Current portion of capital lease obligations	$470,879
Convertible debentures	250,000
Current portion of other long-term debt	2,150,333

$2,871,212

Short-term note payable was $16,818 at March 31, 2006.

Note N – Related Party Transactions

International Integrated Industries, LLC (“LLC”) is a family holding company in which the chairman of the Company, Mr. Donald K. McGhan, has a controlling interest. Neither the Company nor any of its subsidiaries has any direct ownership in LLC. LLC acted on behalf of the Company by funding significant expenses incurred for which the Company has a revolving loan agreement as shown on the Company’s Consolidated Balance Sheet of $60,686,257 at March 31, 2006. The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%) per annum. During the three months ended March 31, 2006, LLC advanced $3,355,000 to the Company, of which $40,073 was repaid. For the nine months ended March 31, 2006, LLC advanced $10,630,000 to the Company, of which $477,232 was repaid. Interest expense relating to this note payable was $1,453,181 for the three months ended March 31, 2006 and $4,210,734 for the nine months ended March 31, 2006, of which $400,000 had been paid. The unpaid liability for these expenses is included in the Company’s note payable to affiliates, which is contained in the financial statements presented herein. The Company has a commitment from LLC to fund operating shortfalls as necessary through April 1, 2007.

In October 2003, the Company entered into a reimbursement agreement with Global Aviation Delaware, LLC, a company controlled by its chairman, for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business. The reimbursement agreement is effective only for expenses incurred for MediCor business purposes. The Company recognized a total expense of $97,650 for the three months ended March 31, 2006 and $355,260 for the nine months ended March 31, 2006 pursuant to the reimbursement agreement. This amount represents approximately 10.2% of the quarterly operating costs of the entity and 9.3% of the nine months’ operating costs of the entity. The Company has no minimum guarantees or guarantee of debt for this company. All expenses recognized pursuant to the reimbursement agreement have been included by the Company in selling, general, and administrative expenses. Under this agreement, only costs directly tied to MediCor’s use of the plane asset are reimbursable to the owner. All other operating costs (such as fuel, pilot wages, food, etc.) are paid directly by the Company through a service agreement we have with NexGen Management, a company controlled by the Company’s chairman. All disbursements to this agent occur only when the plane is used for MediCor business purposes. The Company recognized a total expense of $101,048 for three months ended March 31, 2006 and $342,085 for the nine months ended pursuant to the service agreement with NexGen Management. The Company has no minimum guarantees or guarantee of debt for this company. All expenses recognized pursuant to the service agreement have been included by the Company in selling, general, and administrative expenses.

Note O – Federal Income Taxes

The Company follows FAS 109 for reporting income taxes. The income tax expense (benefit) reflected in the Consolidated Statements of Operations for the Company for the periods noted consisted of:

	March 31, 2006	March 31, 2005

Current

Net loss	$(3,472,273)	$(4,136,781)
Foreign income tax expense (benefit) on unconsolidated subsidiaries	(167,691)	282,316
	(3,639,964)	(3,854,465)
Deferred

Allowance for bad debts	141,300	368,598
Allowance for product replacement	216,855	699,717
Depreciation and amortization	444,061	190,588
	802,216	1,258,903

Total benefit	(2,837,748)	(2,595,562)
Valuation provision for realization of deferred tax asset	2,670,057	2,877,878

Total tax expense (benefit)	$(167,691)	$282,316

The current tax expense for the nine months ended March 31, 2006 resulted from income tax paid by a foreign subsidiary. As of March 31, 2006, the Company recorded an allowance of $21,187,065 against certain future tax benefits, the realization of which is currently uncertain. The deferred differences related to certain accounts receivable, write-offs, provisions for product replacement, and depreciation and amortization expense not currently deductible as expenses under Internal Revenue Service provisions. Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income. The estimated net operating losses for tax purposes of approximately $25 million will expire over several years ending in 2024.

Primary components of the deferred tax assets at the periods noted were approximately as follows:

March 31, 2006

Computed expected income tax liability at 34%	$(3,472,273)
Adjustments
Net operating loss	16,402,856
Provision for bad debts	1,550,327
Provision for product replacement	671,892
Depreciation and amortization expense	694,149

Income tax benefit	$15,846,951
Valuation allowance for realization of deferred tax asset	(15,846,951)

Deferred tax asset, net	$—

Note P – Preferred Stock

The Company authorized a series of 45,000 shares of preferred stock designated as Series A 8.0% Convertible Preferred Stock (“Series A Preferred”) on July 5, 2004. The Series A Preferred has a par value of $0.001 per share with a liquidation preference of $1,000 per share. In the event of liquidation, shareholders of the Series A Preferred shall be entitled to receive priority as to distribution over common stock. The Series A Preferred stock is convertible into common stock at any time at a conversion price of $3.85 per share until June 30, 2010, subject to potential adjustment in the event certain EBITDA or common stock value targets are not met. On June 30, 2011, all shares not yet converted to common stock will be subject to a mandatory redemption. The redemption price of $1,000 per share plus $1,000 per whole share for all accrued and unpaid paid-in-kind dividends and any other accrued and unpaid dividends, whether or not declared, will be payable by the Company in cash. At March 31, 2006, the Company had outstanding an aggregate of 6,456 shares, issued for aggregate consideration of $6,810,258.

Note Q – Loss per Share

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Nine Months Ended March 31, 2006			Nine Months Ended March 31, 2005
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)		(Numerator)	(Denominator)

Net income (loss) before preferred stock dividends	(12,035,233)			(11,325,313)
Less: Preferred stock dividends	379,115			905,231

Basic EPS	(12,414,348)	20,484,105	(0.61)	(12,230,544)	18,112,930	(0.68)

Effect of dilutive securities	—			—

Diluted EPS	$(12,414,348)	20,484,105	(0.61)	$(12,230,544)	18,112,930	(0.68)

Common equivalent shares of 2,996,405 have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note R – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants. There were 4,242,680 shares reserved for issuance pursuant to the Company’s stock option plan and up to 4,100,000 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements. The Company’s employee share option activity and related information is summarized below:

	Options	Weighted Average Exercise Price

Options outstanding at June 30, 2005	4,315,757	$3.28

Granted	160,000	3.10
Exercised	(235,043)	1.92
Cancelled	—	—

Options outstanding at March 31, 2006	4,240,714	$3.33

Options exercisable at end of period	1,267,179	$3.17

The following table summarizes information about employee stock options outstanding at March 31, 2006:

Outstanding				Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$1.00 - $2.01	800,714	3.4	$1.76	342,179	$1.76
$3.00 - $3.80	2,340,000	5.1	$3.46	650,000	$3.46
$4.15 - $4.30	1,100,000	5.1	$4.23	275,000	$4.23

Note S - Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in a single industry segment across multiple geographic locations within the U.S. and internationally and, as such, does not have multiple segments to report. For the three months ended March 31, 2006, sales from breast and other implant products were approximately 94% of total sales, whereas sales from scar management products were approximately 6% of total sales. Revenues from customers and distributors attributable to various foreign countries outside the U.S were material and equaled about 95% of total sales, with the largest country (Brazil) accounting for about 17% of sales. Additionally, a significant amount of revenues and costs are euro denominated. Long-lived assets attributable to various foreign countries outside the U.S. were material and equaled about $36 million, all located in France. Amounts attributable to the U.S. were approximately $7 million.

Note T – Commitments and Contingencies

The Company has received a written commitment from LLC, an affiliate of its chairman, to provide sufficient cash to fund any operating loss through April 1, 2007. The same entity has provided the Company an aggregate of over $77 million in funding from the Company’s inception through March 31, 2006. The future funding may take the form of debt or equity or a combination thereof.

The Company’s PIP.America subsidiary has a distribution agreement with Poly Implants Protheses S.A. (“PIP”), a third-party manufacturer of breast implants located in France. This agreement covers the sale by PIP.America of PIP’s saline, pre-filled breast implant products in North America, although no sales were reported in the year ending June 30, 2004 because these products are not currently approved for distribution in North America. Previously, the manufacturer was undertaking the process of securing FDA approval for these products. At March 30, 2004, PIP.America had $3,444,802 of accounts receivable from the manufacturer, representing amounts owed to PIP.America under the terms of the distribution agreement. These amounts have been fully provided for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection. Effective March 30, 2004, PIP.America and the manufacturer amended the distribution agreement to provide for, among other things, transferring administration, funding and ownership of the pre-market approval application process to PIP.America. In conjunction with this change, PIP.America forgave certain amounts owed by the manufacturer, and the parties amended the pricing terms. The amendments obligate PIP.America to fund the ongoing clinical and regulatory costs and expenses. The amounts and timing of these future costs are unknown and may be material. The likelihood and timing of obtaining FDA approval are also uncertain. Concurrently, the manufacturer issued to PIP.America a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims. The principal amount under the note as of March 31, 2006 was $3,386,109.

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

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others was voluntarily dismissed. The consolidated second amended complaint contained counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs had been sought. On January 26, 2006, PIP.America won dismissal of all counts in these cases but the third-party beneficiary claims. Plaintiffs have amended and refilled their complaint against PIP.America. Poly Implants Protheses, S.A., a defendant in the Schnebel litigation, has agreed that it will indemnify PIP.America for any losses it may suffer as a result of the Illinois litigation.

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

In July, 2005, IP Resources Limited, a UK-based company filed an action against our subsidiary, Eurosilicone, SAS in the Marseille Civil Court (Tribunal de Grande Instance), Marseille, France. The complaint alleges Eurosilicone infringed upon a certain European Patent licensed by IP Resources, Inc. known as “Implantable prosthesis device”, Patent #0 174 141 B1, and seeks damages of $3 million Euros. The case is in the preliminary stages and the company believes it does not infringe on the 0 174 141 B1 patent and is prepared to wage a vigorous defense based on both the validity of the patent and upon the merits of the claims.

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

The Company has operating leases for office, manufacturing and warehouse facilities under various terms expiring from 2007 to 2010. Lease expenses amounted to $113,643 and $120,919 for the three months ended March 31, 2006 and 2005, respectively. For the nine months ended March 31, 2006, lease expenses were $302,118 compared to $393,026 for the nine months ending March 31, 2005. Future minimum operating lease payments are approximated as follows:

Year ending March 31,	Amount

2007	383,633
2008	254,703
2009	183,077

Note U – Acquisitions

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

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition and updated as of March 31, 2006:

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

Note V – Subsequent Events

On April 26, 2006 the Company raised $50 million in a private placement. The financing involved the sale of senior secured convertible notes and warrants to purchase a total of 29,166,667 shares of common stock. Concurrently, Sirius Capital LLC, a private equity investment fund affiliated with the Company’s Chairman and founder, Donald K. McGhan, converted $37.5 million of outstanding loans to the Company into an unsecured subordinated convertible note, with similar terms as the senior secured convertible notes, and a warrant to purchase a total of 21,875,000 shares of common stock. The debt is convertible into shares of common stock at a price of $4.00 per share and the warrants are exercisable at a price of $4.50 per share, subject in each case to customary anti-dilution adjustments.  $31,710,693 of the Company’s remaining debt held by International Integrated Industries, LLC was subordinated to the new senior notes.

On April 28, 2006, the Company acquired privately-held Biosil Limited and Nagor Limited, a manufacturer and distributor of aesthetic, plastic and reconstructive surgery devices.  The terms of the transaction were a payment of £13 million in cash at closing, two subsequent payments of £3.5 million each, and 2.64 million shares of the Company’s common stock, issued at closing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB, including the following “Management’s Discussion and Analysis of Financial Condition and results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of acquisition or marketing plans; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements of assumptions underlying any of the foregoing.  Factors that may cause such differences include, but are not limited to: increased competition; changes in product demand; changes in market acceptance; new product development; United States Food and Drug Administration (“FDA”) approval, denial or rescission of approval; delay, termination or rejection of new or existing products; changes in agreements with governmental agencies; changes in government regulation; supply of raw materials; changes in reimbursement practices; adverse results of litigation; the performance of contracts by suppliers, customers and partners, including expiration or termination of agreements; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in the Company’s reports and other documents filed with the Securities and Exchange Commission, including those contained in “Factors that May Affect Future Results” set forth below in “Management’s Discussion and Analysis or Plan of Operation.”  The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law. In the following “Management’s Discussion and Analysis or Plan of Operation,” the terms “MediCor,” “we,” “us” and “our” refer to MediCor Ltd. and its consolidated subsidiaries, as appropriate in the context, and, unless the context otherwise requires, “common stock” refers to the common stock, par value $0.001 per share, of MediCor Ltd.

OVERVIEW

MediCor Ltd. is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic and reconstructive surgery and dermatology markets.  Current products include breast and other implants and scar management products.  Our products are sold in foreign countries (non-U.S.) and foreign sales are currently about 95% of total sales. Breast implant and other implant products account for about 94% of total sales for the quarter ended March 31, 2006, while scar management products contributed approximately 6% of total sales. Brazil accounted for about 17% of total breast implant and other implant sales. We sell our products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

Company History and Business Strategy

MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former Chairman and Chief Executive Officer of Inamed Corporation, McGhan Medical Corporation and McGhan Limited. Our objective is to be a leading supplier of selected international medical devices and technologies. To achieve this objective, we intend to build upon and expand our business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets. We intend to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights.

Products

Currently, MediCor has two main product lines:

•                  breast and other implants for aesthetic, plastic and reconstructive surgery; and

•                  scar management products.

Breast and other implant products

Our primary product line is breast and other implants, accounting for about 94% of total sales for the three months ended March 31, 2006 and 93% for the nine months ended March 31, 2006. With the acquisition of Eurosilicone in July 2004, we have become the third largest breast implant manufacturer in the world in terms of sales, with an estimated 17% of the non-U.S. market.  Sales in foreign (non-U.S.) countries are currently about 95% of total sales, with the largest country accounting for about 17% of sales.  Eurosilicone also manufactures a broad line of other implant products targeted for the aesthetic, cosmetic and reconstructive markets, including gluteal, calf, pectoral, malar and testicular implants, as well as external breast prostheses, which collectively account for approximately 4% of total sales.  The financing for the Eurosilicone acquisition was provided primarily through loans from International Integrated Industries, LLC, an affiliate of MediCor’s chairman, as more fully described in the financial statements and notes.

Our strategy to gain entry into the U.S. saline filled breast implant market relies upon our contractual agreements with independent parties with whom we are working to obtain FDA approval of their PMA applications.  The PMA application for the Biosil Limited inflatable saline breast implant has been submitted in module format.  We have already addressed some of the observations arising from the FDA review of the application, and the four-year interval clinical trial data are currently being analyzed by the FDA.  These data, together with our responses to any unaddressed observations, will be submitted as a PMA amendment following completion of that FDA analysis.  Although we now anticipate submitting the appropriate data in response to the FDA’s observations and guidance in the first half of 2006, there can be no assurance of timing, review or decision concerning the PMA application.  We are also continuing to work with Poly Implants Protheses, S.A. (“PIP”) in furtherance of the PMA application for PIP’s pre-filled saline breast implant.  We are currently assisting in the collection of appropriate data through its ongoing clinical trial.  We intend to submit the PMA application to the FDA upon satisfactory completion of data collection and analysis.  Timing for submission of the completed PMA application is presently uncertain but is not expected to occur during 2006 due to the need to collect, update and verify the clinical data.  As a result, there can be no assurance of timing, review or decision concerning any resulting PMA application.  Although we are not the manufacturer of these products, we do and will continue to provide technical and other assistance with the clinical trials and regulatory efforts.

Scar Management Products

HPL Biomedical, one of our subsidiaries, competes under the name Biodermis in the scar management market and distributes products used in the prevention and management of visible scar tissue known as keloid and hypertrophic scars. Sales from these products contributed about 6% of total sales for the three months ended March 31, 2006 and 7% for the nine months ended March 31, 2006.  The Biodermis products achieve therapeutic results by encapsulating the scar tissue with a soft, malleable, semi-occlusive polymer in the form of sheets and ointments that are believed to mimic the natural barrier function of the skin, improving the condition and appearance of scars. In the United States, the products are marketed under the names EpiDerm™ silicone gel sheeting, and Xeragel™ and Pro-Sil™ silicone ointments.  Internationally, the same products are also marketed under the names TopiGel™ and DermaSof™.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis addresses MediCor’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, adequacy of allowances for doubtful accounts and product replacement, valuation of long-lived assets and goodwill, income taxes, and litigation.  We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  The policies discussed below are considered by management to be critical to an understanding of our financial statements.  These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, estimates are subject to an inherent degree of uncertainty.  Actual results may differ from those estimates.

Management has identified the critical accounting policies to be those related to revenue recognition, adequacies of allowances for doubtful accounts and product replacement, valuation of long-lived assets and goodwill, income taxes, and litigation.

RESULTS OF OPERATIONS

Sales

Sales for the three months ended March 31, 2006 equaled $7,878,064, an increase of $747,655 or 10% as compared to the prior year quarter.  This growth rate was negatively impacted by unfavorable foreign exchange rates by approximately 4%.  Unit growth drove this increase, offset by a decrease in unit prices.  Most of the sales growth was driven by the Latin America region.

For the nine months ended March 31, 2006 sales were $20,521,373, an increase of $1,102,651or 6% versus the same period a year ago.  This growth rate was negatively impacted by unfavorable foreign exchange rates by approximately 2%.  Unit growth drove this increase, offset by a decrease in unit prices. The increase in sales for the period was primarily attributable to sales growth in Latin America and other regions, which was then partially offset by a slight decline in European and Asia Pacific sales of breast implants caused by competition and weaker economic conditions in that region.  The Company’s historical sales growth rate over the most recent four quarters, including the current quarter, was about 7%, and the impact of foreign exchange was immaterial.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended March 31, 2006 was approximately 59% compared to approximately 68% during the same period in 2005.  For the nine months ended March 31, 2006 cost of sales as a percentage of net sales was approximately 66% compared to 60% during the same period in 2005.  The majority of the cost associated with the production of our product is recurring.  The resulting increase in gross margin for the three months ended March 31, 2006 from about 32% to about 41% and the decrease in gross margin for the nine months ended March 31, 2006 from 40% to 34% was primarily attributable to the decrease in average selling prices of breast implants as described above.  Additionally, an increase in regulatory and quality control costs as well as production labor contributed to the decline in gross margin for the nine months ending March 31, 2006.  These additional costs arose because the Company has initiated ongoing programs to increase production and improve manufacturing efficiencies and quality systems, which we believe will enable us to increase production and lower future unit cost of sales.  Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with this historic level of approximately 66%.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $4,662,962 for the three months ended March 31, 2006, as compared to $4,371,063 during the same period in 2005.  The increase can be attributed to payroll related expenses of $540,023; printing expense of $166,149; additional amortization and deprecation of $142,455; and advertising fees of $104,189 and other various expenses of $43,888. These were offset by a reduction in bad debt expense of $704,805.  Of all SG&A expenses, the majority were recurring charges for this quarter.

For the nine months ended March 31, 2006, SG&A decreased to $12,325,595 as compared to $13,544,476 during the same period a year ago.  The decrease can be attributed to a vendor settlement of $983,558 relieving accounts payable recorded in a prior period; lower bad debt expense of $840,561; a bad debt recovery of $672,663; a reduction in product replacement expense of $637,808; a reversal of $517,536 in long-term accrued liability previously provided for in a prior period and lower commission expense of $234,987. These were offset by an increase in payroll $1,337,365; a legal settlement of $1,000,000; additional amortization and depreciation expense of $371,066; travel related expenses of $281,247; advertising fees of $179,970; and other expenses of $79,657. Of all SG&A expenses, the majority were recurring charges for this period.

Research and Development Expenses

Research and development expenses in the recent quarter ending March 31, 2006 were $1,084,124, as compared to $680,895 for the comparable period in 2005.  For the nine months ended March 31, 2006, research and development expenses increased to $2,569,839 as compared to $1,882,084 for the same period a year ago.  The increase of $687,755 is primarily attributable to a net increase in spending associated with the saline breast implant clinical trials.  Costs associated with the PIP product were $241,822 and costs relating to the development of other product lines were $445,933.  We expect that research and development expenses will decrease once we receive required government approvals, but may increase as we bring new products to market or existing products to new markets.

Interest Expense

Interest expense increased to $1,531,370 for the three months ended March 31, 2006, compared to $1,152,087 in same period in the prior year.  Interest expense increased to $4,308,645 for the nine months ended March 31, 2006, as compared to $3,681,570 for the nine months ended March 31, 2005.  Interest expense consists primarily of interest related to borrowings.  The change in interest expense was primarily due to an increase in the average principal balance on the note payable to related party.

Net Loss

Net loss before preferred dividends for the three months ended March 31, 2006 increased to $3,684,482 from $3,914,973 for the comparable period in the previous year.  Net loss before preferred dividends increased from $11,325,313 reported in the nine months ended March 31, 2005 period to $12,035,233 for the nine months ended March 31, 2006.  The change was due to higher selling costs, research and development and interest expense, which was then partially offset by a decrease in general and administrative expenses.  Basic and diluted loss per share was $0.20 for the three month period compared to $0.23 for the comparable period last year. Basic and diluted loss per share was $0.61 for the nine month period compared to $0.68 for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations during the nine months ended March 31, 2006 was $9,700,232 as impacted by selling, general and administrative expenses, continued startup costs, research and development expenses and interest expense. Our investing activities of $308,848 were the acquisition of additional fixed assets.

Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future.  Currently, we have only limited product sales in the United States and will not be in a position to materially increase United States sales until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by us.  We are currently funding activities for two pre-market approval applications, which are accounted as operating expenses.

Historically, we have raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates.  Our existing cash, cash equivalents and cash generated from operations, including the operations of Eurosilicone, will be insufficient to meet our anticipated cash needs for the next twelve months.  To satisfy our liquidity requirements, we will need to raise additional funds. To the extent that additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates.  We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to provide sufficient cash to fund any operating expenses and capital expenditures through April 1, 2007. The same entity has provided to us over $77 million in funding through March 31, 2006.  This historic funding has been a combination of equity and debt.  The outstanding debt is a revolving credit facility with interest accruing at 10% per annum.  We have no set payment terms, though we try to remain current on payments of interest so as not to incur compound interest.  It is payable on demand. As a result, it can be called at any time and for any reason.  From time to time in connection with our other fund-raising activities, International Integrated has converted some of the debt to equity alongside third-party investors.  There is no obligation or understanding that any such conversions will occur.

We are presently seeking to refinance some or all of the International Integrated indebtedness through a combination of third-party indebtedness, equity and possible conversions of debt to equity.  We may or may not be successful.  In the interim, any future funding from International Integrated may take the form of debt or equity or a combination thereof.  We expect our operating losses to continue and anticipate that we will need between $6.0 and $8.0 million in additional liquidity to cover negative cash flow in fiscal 2006.  In addition, to the extent we want to pursue additional acquisitions, we expect that we will need additional financing.  We do not presently have any commitments for such financing and it may not be available when we need it, on terms acceptable to us or at all.  The lack of adequate financing could adversely affect our ability to effect acquisitions.  Under the Eurosilicone acquisition agreement, our ES Holdings SAS subsidiary may be required to make a performance payment of up to €3 million to the sellers in each of fiscal 2006 and 2007. If these payments are required and ES Holdings does not otherwise have sufficient funds from dividends or distributions from Eurosilicone, ES Holdings intends to seek to draw the necessary funds from its credit facility with BNP Paribas, which was established in part to provide a back-up funding source for these performance payments.  Although Eurosilicone has positive cash flow, it may or may not be sufficient to fund all of its projected operational, working capital, financial and other obligations.  As a result, we expect that from time to time Eurosilicone may have any additional liquidity needs which may require MediCor or a third-party, such as a bank, to provide additional financing.  As described above we have a written commitment from International Integrated Industries, LLC, to provide sufficient cash to fund any operating expenses and capital expenditures through April 1, 2007.

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

If clinical trials or pre-market approval applications for our products are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. We must also prepare and submit pre-market approval applications, based on data from this testing and these trials to appropriate regulatory authorities. Conducting clinical trials and preparing and submitting pre-market approval applications are lengthy, time-consuming and expensive processes.

Completion of clinical trials may take several years or more.  Our commencement and rate of completion of clinical trials, and our submission of pre-market approval applications, may be delayed by many factors, including:

•             lack of efficacy during the clinical trials;

•             unforeseen safety issues;

•             uncertainties with or actions of our collaborative partners or suppliers;

•             slower than expected patient recruitment;

•             difficulties in patient retention; and

•             government or regulatory delays.

The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials.  A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals.  Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations or criticisms, which may delay, limit or prevent regulatory approval.  In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the clinical trials, questions about data integrity and changes in regulatory policy during the period of product development and questions about data integrity.  Any delays in, or termination of, our clinical trials or clinical trials of our collaborative partners or suppliers will adversely affect our development and commercialization timelines, which would adversely affect our future sales and profitability.

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

To conduct our ongoing operations, expand our product lines and markets, and purchase new companies, products and intellectual property, we have to date needed substantial third-party capital.  As a result, we currently have significant debt that must be serviced.  Prior to our recent third-party financing, which we closed in April 2006, we had been funded in substantial part by an affiliate of our chairman.  We do not anticipate that this funding source will provide capital to finance our intended growth strategy in the future, and we expect that if and to the extent we need additional financing to accomplish our future goals we will have to seek other sources.  We have in the past and will likely in the future negotiate with potential equity and debt providers to obtain additional financing, but this additional financing may not be available on terms that are acceptable to us, or at all.  If adequate funds are not otherwise available, or are not available on acceptable terms, our ability to implement desired expansion and growth plans may be impaired.  In addition, the financial terms of any such financing, if obtainable, may be dilutive to existing stockholders.

We rely on our chairman for continued capital funding, management direction and strategic planning and we do not presently have any alternative funding or a management transition plan in place.

We rely on our chairman, Donald K. McGhan, for our continued capital funding, management direction and strategic planning.  Mr. McGhan is a significant lender, and he is our principal stockholder, chairman of our board of directors and a member of our four-person executive committee.  Consequently, Mr. McGhan has substantial influence over significant corporate transactions, including acquisitions that we may pursue.  Although we have no written charter, our executive committee generally functions on the basis of consensus, though Mr. McGhan’s multiple roles and significant financial and stockholder stake are typically considered.  To date, we have not had any event where Mr. McGhan has sought to or exercised any type of unilateral control over us, though there can be no assurance that this will not happen in the future.  The loss of Mr. McGhan’s services or financial support to our company could materially and adversely affect our operations.  We do not presently have a written or other well-established management or financing transition plan in the event we were to lose the services or financial support of Mr. McGhan.

Because we have only a limited operating history and our business strategy calls for significant growth through new products and acquisitions, there is significant uncertainty about our business and prospects.

MediCor and its subsidiaries have only been operating since 1999. Although our Biodermis and Eurosilicone operations have been in existence for longer periods of time, Biodermis has only operated under our management since its acquisition in 2001 and Eurosilicone has only operated under MediCor’s management since its acquisition in July 2004.  Significantly, during much of our history, we have also been prevented from selling our primary existing product, breast implants, in the U.S. market due to the FDA’s 2000 call for a PMA for those products.  As a result, all of our revenues prior to the Eurosilicone acquisition were derived primarily from our scar management products.  Revenue generated by our Biodermis subsidiary has not been significant, and we do not expect more than modest internal growth in that segment.  As a result, our historic business platform is not necessarily indicative of our future business or prospects.

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

Some aspects of our business, such as acquisitions, distribution agreements with third parties and product research and development, including regulatory approvals and compliance, have significant and sometimes unpredictable events that can result in material financial and accounting events, including provisions, write-offs and litigation.  For example, in our Eurosilicone acquisition, we made an aggregate of $754,463 in negative purchase accounting adjustments, we have incurred a total of $7,243,691 in provisions and write-offs in connection with our PIP.America subsidiary’s distribution agreement with PIP because of past uncertainties regarding PIP’s ability to pay its portion of the product replacement program for its products distributed in the United States.  These aspects of our business, such as acquiring companies and technologies, establishing and administering distributor relationships and developing new products, are part of our business strategy.  As a result of the significance of these events, their unpredictable timing and frequency and the variance in structure and outcome, these events and their financial impact are unpredictable and can create material fluctuations in our financial results.

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

We currently rely on a single supplier for silicone raw materials used in many of our products.  We only have an oral supply agreement with this supplier which includes an understanding that it will transfer the necessary formulations to us in the event that it cannot meet our requirements.  We cannot guarantee that this agreement will be enforceable or that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner.  We will also depend on a sole or limited number of third-party manufacturers for silicone breast implants to be distributed by us in the North America market.

Our international business exposes us to a number of risks.

A significant part of our current sales are and a significant part of our projected future sales will be derived from international operations.  In addition, we have and anticipate having in the future material international suppliers and operations, including manufacturing operations.  Accordingly, we are exposed to risks associated with international operations, including risks associated with re-valuation of the local currencies of countries where we purchase or sell our products or conduct business, which may result in our purchased products becoming more expensive to us in U.S. dollar terms or sold products becoming more expensive in local currency terms, thus reducing demand and sales of our products, or increased costs to us.  Our operations and financial results alsod may be significantly affected by other international factors, including:

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

Our French Eurosilicone subsidiary has not in the past had a formal or informal product replacement or any similar program.  However, it also does not have a history of product-related litigation.  We believe this is in part due to not selling products in the United States, which historically has been much more litigious than the rest of the world.  Eurosilicone also has in the past relied on third-party distributors in countries where sales occur to support those products.  Eurosilicone recently began introducing a product replacement program on a country-by-country basis.  The institution of this product replacement program outside the United States or significant changes in litigation experience outside the United States may expose our Eurosilicone subsidiary to additional potential liability.  Although we have policies of carefully observing corporate formalities and otherwise seeking to preserve the protection of the corporate form, there can be no assurance that some or all of these potential liabilities will not expose us or our other subsidiaries to potential liabilities as well.

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

Delays or rejection may be encountered due to, among other reasons, government or regulatory delays, lack of efficacy during clinical trials, unforeseen safety issues, slower than expected rate of patient recruitment for clinical trials, inability to follow patients after treatment in clinical trials, inconsistencies between early clinical trial results and results obtained in later clinical trials, varying interpretations or criticisms of data generated by clinical trials, questions about data integrity from clinical trials, ageing of data, or changes in regulatory policy during the period of product development in the United States and abroad.  We currently face these regulatory risks with respect to our submitted and pending PMA applications.  In the United States, there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses.  Internationally, there is a risk that we or our suppliers or collaborative partners may not be successful in meeting the quality standards or other certification requirements. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted.  It is possible, for example, that we or our suppliers or collaborative partners may not receive FDA approval to market our current or future products for broader or different applications or to market updated products that represent extensions of our, our suppliers’, or our collaborative partners’ basic technology.  In addition, we or our suppliers, or our collaborative partners may not receive export or import approval for products in the future, and countries to which products are to be exported may not approve them for import.

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

As of the date of this filing, there are outstanding options to purchase an aggregate of 5,681,757 shares of our common stock at per share exercise prices ranging from $0.08 to $4.30.  Furthermore, outstanding shares of our series A preferred stock may be converted into 1,676,897 shares of our common stock at any time, and outstanding convertible debentures may be converted into an aggregate of 50,000 shares of our common stock at any time.  In addition, we may issue additional shares of our common stock in respect of dividends paid on outstanding shares of our series A preferred stock.  The exercise of such outstanding options and conversion rights will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our common stock underlying such options and conversion rights may adversely affect prevailing market prices for our common stock.

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

SEC regulations require additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  These regulations generally define a penny stock to be an equity security not listed on a national securities exchange or quoted on the Nasdaq Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions.  Accordingly, we have been subject to the penny stock regulations, including those regulations that require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith and that impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally, institutional investors).  In addition, under penny stock regulations, the broker-dealer must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  Moreover, broker-dealers who recommend “penny stocks” to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.  These regulations tend to limit the ability of broker-dealers to sell our securities and thus the ability of purchasers of our securities to sell their securities in the secondary market.  Unless and until our common stock is listed on a national securities exchange or quoted on the Nasdaq Stock Market or trades consistently above $5.00 per share, our common stock will be defined as a penny stock and be subject to these disclosure and trading restrictions.

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

Our officers and directors as a group currently own an aggregate of 12,529,782 shares of common stock, hold securities convertible into 1,031,948 shares of common stock, and have been granted options to purchase an additional 1,492,322 shares of common stock.  Not all of these options can be exercised immediately and the options are exercisable at prices ranging from $1.50 to $4.30 per share.  We may in the future issue additional shares of common stock, or securities exercisable for or convertible into common stock, to our officers or directors.

If our executive officers and directors exercised all their options and converted all of the securities beneficially owned by them into an aggregate of 16,635,813 shares of our common stock, our officers and directors would own approximately 72% of our then-outstanding common stock.  This concentration of ownership would probably insure our management’s continued control of MediCor.

In addition, International Integrated Industries, LLC, an affiliate of our chairman, currently holds approximately $60,686,257 of our debt.  If some or all of that debt were converted into our common stock, International Integrated could own a substantial percentage of our outstanding common stock.  This additional concentration of ownership of our common stock could further discourage persons from making open market purchases of our common stock for the purpose of securing a controlling interest in MediCor and thereby prevent increases in the market price of our common stock.

Of the four members of MediCor’s Executive Committee, we have entered into employment agreements with Messrs. Theodore Maloney, Jim McGhan and Paul Kimmel.  These agreements provide for payments to them in the event that their employment is terminated by us, including without “good reason” as defined in the agreements.  We will pay an amount equal to two times the annual base compensation paid by us to such person plus applicable pro rata bonus amounts in the event of a termination by us without cause, as defined in the agreements, or a termination by the executive for good reason, which includes the occurrence of a change in control, as defined in the agreements.  The employment agreements further provide that in the event of the death or disability of any of Messrs. Maloney, McGhan or Kimmel, we will pay to such person an amount equal to three months’ compensation or compensation through the date our long-term disability policy begins paying benefits, as applicable.  These termination-of-employment agreements may discourage persons from making open market purchases of our common stock for the purpose of securing a controlling interest in MediCor.

ITEM 3.  CONTROLS AND PROCEDURES

As of the quarter ended March 31, 2006, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report.  There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected or are likely to materially affect our internal control over financial reporting.

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

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003.  Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others was voluntarily dismissed.  The consolidated second amended complaint contained counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status.  Unspecified monetary damages, exemplary damages and attorneys fees and costs had been sought.  On January 26, 2006, PIP.America won dismissal of all counts in these cases but the third-party beneficiary claims.  Plaintiffs have amended and refilled their complaint against PIP.America.  Poly Implants Protheses, S.A., a defendant in the Schnebel litigation, has agreed that it will indemnify PIP.America for any losses it may suffer as a result of the Illinois litigation.

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

In July, 2005, IP Resources Limited, a UK-based company filed an action against our subsidiary, Eurosilicone, SAS in the Marseille Civil Court (Tribunal de Grande Instance), Marseille, France. The complaint alleges Eurosilicone infringed upon a certain European Patent licensed by IP Resources, Inc. known as “Implantable prosthesis device”, Patent #0 174 141 B1, and seeks damages of $3 million Euros. The case is in the preliminary stages and the company believes it does not infringe on the 0 174 141 B1 patent and is prepared to wage a vigorous defense based on both the validity of the patent and upon the merits of the claims.

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

See Exhibit Index at Page 43.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD.
(Registrant)

Date:	May 15, 2006	By:
/s/ Theodore R. Maloney
Theodore R. Maloney
Chief Executive Officer

Date:	May 15, 2006	By:	/s/ Paul R. Kimmel
Paul R. Kimmel
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Non-Employee Directors’ Deferral Plan
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350