Form 10QSB/A
period 2004-03-31
MEDICOR LTD
filed 2006-07-24
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A to the MediCor Ltd. (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 (the “Filing”), which was filed with the Securities and Exchange Commission on May 19, 2004 and amended on June 6, 2005, is being filed to include amended Exhibit 10.1 to the Filing.

As a result of this amendment, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original and amended Filing, have been re-executed and re-filed as of the date of this Form 10-QSB/A.

Except for the amendment described above, this Form 10-QSB/A does not modify or update other disclosures in, or exhibits to, the Filing.

ITEM 6.  EXHIBITS

(a)             Exhibits

See Exhibit Index at Page 4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

MEDICOR LTD (Registrant)

Date:	July 24, 2006	By:	/s/ Theodore R. Maloney
Theodore R. Maloney Chief Executive Officer

Date:	July 24, 2006	By:	/s/ Paul R. Kimmel
Paul R. Kimmel Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Amended Distribution Agreement, filed herewith.
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a)
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350

*                    Certain portions of this Exhibit, for which confidential treatment has been requested, have been omitted and filed separately with the Securities and Exchange Commission.