Form 10KSB/A
period 2004-06-30
MEDICOR LTD
filed 2006-07-24
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A to the MediCor Ltd. (the “Company”) Annual Report on Form 10-KSB for the year ended June 30, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on September 20, 2004, is being filed to amend the Original Filing by re-filing the following exhibit only:

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

2.2* †	Agreement for the Sale and Purchase of the Shares of Laboratoires Eurosilicone S.A dated May 17, 2004, filed herewith.
2.3 †

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

10.17* †	Form of Amended and Restated Non-Exclusive Distribution Agreement – Incorporated by Reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.
10.18*	Form of Promissory Note – Incorporated by Reference to Exhibit 10.2 of the Registrant’s Quarterly Report on From 10-QSB for the quarter ended March 31, 2004.
10.19 †	Certificate of Designation, Preferences and Rights of Series A 8.0% Convertible Preferred Stock.
10.20	Reserved.
10.21	Reserved.
10.22 †	Transportation Dry Lease Agreement between MediCor and Global Aviation, LLC dated June 30, 2001.
10.23	Loan Agreement with BNP Paribas dated September 10, 2004, filed herewith.
21 †	Subsidiaries of the Registrant
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a), filed herewith.
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a), filed herewith.
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350, filed herewith.
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350, filed herewith.

*                 Certain portions of this Exhibit, for which confidential treatment has been requested, have been omitted and filed separately with the Securities and Exchange Commission.

†                  Previously filed.