Form 10KSB
period 2006-06-30
MEDICOR LTD
filed 2006-09-28
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2006

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
Yes ☐  No ☒

The issuer’s revenues for the most recent fiscal year: $31,364,242

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 22, 2006 was approximately $26,847,312, based on the average bid and asked prices on the OTC Bulletin Board on that date.

On September 26, 2006, there were 23,746,162 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one) Yes ☐   No ☒

MEDICOR LTD.

Annual Report on Form 10-KSB
For the Fiscal Year Ended June 30, 2006

TABLE OF CONTENTS

This report contains trademarks and trade names that are the property of MediCor Ltd. and its subsidiaries, and of other companies, as indicated.

In this document, the words “we,” “our,” “ours,” “us”, “the Company” and “MediCor” refer only to MediCor Ltd. and its subsidiaries, not any other person or entity.

PART I

This Annual Report on Form 10-KSB (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

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

We file reports with the Securities and Exchange Commission (“SEC”). We electronically file our Annual Reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports with the SEC. You can read and copy any materials we file with the SEC at its Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

ITEM 1.  BUSINESS

We are a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic and reconstructive surgery and dermatology markets. Our current products include breast implant products and scar management products. Our products are sold primarily in foreign (non-U.S.) countries and foreign sales are currently approximately 95% of total sales, with Import Medic in Brazil and Corporación Recimédica in Venezuela together accounting for approximately 22% of sales. Breast implant and other implant products account for approximately 94% of our total sales, while scar management products contribute approximately 6% of total sales. We sell our products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

Company History and Business Strategy

MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former Chairman and Chief Executive Officer of Inamed Corporation, McGhan Medical Corporation and McGhan Limited. Our objective is to be a leading supplier of selected international medical devices and technologies. To achieve this strategy, we intend to build upon and expand our business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets. We intend to accomplish this growth through the expansion of existing product lines and offerings and through the acquisition of companies and other assets, including intellectual property rights and distribution rights. We believe that our recent acquisitions of Eurosilicone SAS, Biosil Limited and Nagor Limited will have material, positive impacts on our historical sales and cash flow (as further detailed in the accompanying financial statements).

Products

Currently, MediCor has two main product lines:

•                  breast implants and other implants for aesthetic plastic and reconstructive surgery; and

•                  scar management products.

Breast implant and other implant products

Our primary product line is breast implants and other implants, which accounted for approximately 94% of total sales for the fiscal year ended June 30, 2006. We acquired breast implant manufacturer Eurosilicone in July 2004 and Biosil and Nagor, two related breast implant companies, in April 2006. Sales in foreign (non-U.S.) countries are currently approximately 95% of total sales, with the largest country, Brazil, accounting for approximately 14% of sales. Eurosilicone also manufactures a broad line of other implant products targeted for the aesthetic, plastic and reconstructive surgery markets, including gluteal, calf, pectoral, malar and testicular implants, as well as external breast prosthesis, which collectively account for approximately 4% of total sales. The financing for the Eurosilicone acquisition was primarily provided through additional loans from International Integrated Industries, LLC, an affiliate of MediCor’s chairman. The financing for the acquisition of Biosil and Nagor was primarily provided through our private placement of the senior secured convertible notes (“Notes”) and warrants (“Warrants”) to purchase common stock. The terms of these financings are described in the financial statements and related notes.

Our strategy to gain entry into the United States saline-filled breast implant market relies, in part, upon our recent acquisition of Biosil, the saline-filled breast implants of which are the subject of a pre-market approval (“PMA”) application in process with the United States Food and Drug Administration (“FDA”), and on a distribution agreement with Poly Implant Protheses, S.A. (“PIP”), an independent manufacturer of breast implants with whom we are working to prepare and submit a separate PMA application. The PMA application for the Biosil saline-filled breast implant has been submitted in a format in which separate components, or modules, of the application are submitted for review by the FDA. We are addressing or have addressed observations arising from the FDA’s review of those modules of the application that have been submitted. The four-year interval clinical trial data that comprise a significant part of one module have been analyzed, and we intend to submit that module soon as a PMA amendment. Although we had anticipated submitting the completed Biosil PMA in 2006, the timing of the data analysis has made determining the timing for submission uncertain, and there can be similarly no assurance as to timing, review or decision concerning the completed PMA application. We are also continuing to work with PIP in furtherance of the PMA application for PIP’s pre-filled saline breast implant. We are currently working to collect appropriate data through the ongoing clinical trial. We intend to submit the PIP PMA application to the FDA upon satisfactory completion of data collection and analysis. Although we had anticipated submission of the completed PMA application as early as 2006, there can be no assurance of the completion of data collection and analysis or of the timing, review or decision concerning the PMA application. Although we are not the manufacturer of the PIP pre-filled saline breast implant, consistent with the terms of our distribution agreement with PIP, we are performing substantially all of the work to support the clinical trials, data collection and regulatory efforts. Similar to our clinical and regulatory work on the Biosil PMA, we fund this work from our general working capital as part of our ongoing research and development efforts

Scar Management Products

HPL Biomedical, Inc., one of our subsidiaries, which does business under the name Biodermis, competes in the scar management market and distributes products used in the prevention and management of visible scar tissue known as keloid and hypertrophic scars. Sales from these products contributed approximately 6% of total sales for the fiscal year ended June 30, 2006. The Biodermis products achieve therapeutic results by encapsulating the scar tissue with a soft, malleable, semi-occlusive polymer in the form of sheets and ointments that are believed to mimic the natural barrier function of the skin, improving the condition and appearance of scars. In the United States, the products are marketed under the names EpiDerm™ silicone gel sheeting and Xeragel™ silicone ointment. Internationally, the same products are also marketed under the names TopiGel™ and DermaSof™.

Biodermis’ secondary product lines consist mainly of two products, EPIfoam™ and HydroGOLD™. EPIfoam is silicone-backed, polyurethane foam utilized post-lipectomy to assist in recovery and enhance the overall aesthetic appearance following liposuction. HydroGOLD is a hydrogel-based product for use in reducing the pain, discomfort and burning sensation frequently associated with skin procedures typically aimed at reducing fine lines and wrinkles and eliminating or reducing the signs of aging, such as laser resurfacing, chemical peels and micro-dermabrasion. Additionally, a portion of Biodermis’ revenue is derived from the sale of scar management and post-operative care products to other medical device companies who then sell the products under their own brand names. Biodermis is also pursuing a manufacturing relationship with a distribution company that specializes in selling to retail consumer outlets and drug stores. To assure quality control and proper regulatory compliance, Biodermis retains all responsibilities related to the FDA and European CE-mark, which includes ISO 9001, 13485 and 14607 Certifications, certification and regulatory compliance related to manufacturing activities of these products. Some of these medical device customers are allowed to compete for sales in similar markets and for similar customers against Biodermis’ distributors and direct sales staff.

Sales and Marketing

We sell our products primarily through independent distributors worldwide, as well as through small direct sales forces in Mexico and select European countries. We reinforce our sales and marketing program with telemarketing, which is designed to increase sales through follow-up on leads and the distribution of product information to potential customers. We supplement our marketing efforts with appearances at trade shows, advertisements in trade journals and sales brochures.

Breast Implants

We sell our Eurosilicone and our Biosil-manufactured and Nagor-branded breast implant and other products in approximately 85 countries (other than the United States and Canada), primarily through three independent groups of up to approximately 70 third-party distributors each. We also sell these products through our direct sales forces, which we are developing and have established in Mexico and select European countries. A key component of our marketing strategy is to have multiple product offerings in each market, a strategic component that was enabled by the completion of the Biosil/Nagor acquisition. Historically, two distributors, Import Medic in Brazil and Corporación Recimédica in Venezuela have together made up approximately 22% of our consolidated revenue. We are currently financially dependent on their sales. For our distributors, as well as for our own direct sales force, the customer is each doctor that implants or uses our products. If either of these distributors were to decide to no longer sell our products or were unable to sell our products, we would have to seek either to replace them, as we have done in some markets from time to time, or begin selling direct in those markets, as we have done in various markets and as we are currently doing in additional targeted markets. Nonetheless, losing either distributor would have an adverse effect on our business.

Currently, we are awaiting the required FDA approval to sell saline-filled breast implants in the United States. The FDA approved PMA applications for saline-filled products in May 2000 for two competitors—Inamed Corporation (now a division of Allergan Corporation) and Mentor Corporation. We believe that the FDA will approve other PMA applications for saline-filled breast implants in the future following their review of complete PMA applications.

Following their review of Inamed’s PMA application for silicone-filled breast implants in late 2003, the FDA issued Draft Guidance for Industry and FDA Staff: Saline, Silicone Gel, and Alternative Breast Implants in January 2004. While this guidance applies to all types of breast implants, it is most significant for understanding the new requirements for silicone-filled breast implants. We anticipate that this guidance will be the basis for the FDA’s review of all PMA applications going forward. Although, as discussed below, advisory panels in April 2005 made recommendations concerning approval and disapproval of each of our two competitors’ PMAs for silicone-filled breast implants, the FDA’s interpretation and understanding of the new guidance has yet to be demonstrated through their formal decisions concerning acceptability of these two competitors’ applications.

Our strategy to gain entry into the United States saline-filled breast implant market with the PIP pre-filled implant relies upon our contractual agreements with PIP with whom we are working to obtain FDA approval of a PMA application. The PMA application for the Biosil saline-filled breast implant has been submitted in a format where separate components, or modules, of the application are submitted for review by the FDA. We are addressing or have addressed observations arising from the FDA review of modules of the application that have been submitted. The four-year interval clinical trial data which comprise part of one module have been analyzed, and we intend to submit that module soon as a PMA amendment. Although we had anticipated submitting the completed Biosil PMA in 2006, the data analysis is ongoing, and there can be no assurance as to timing, review or decision concerning the completed PMA application. We are also continuing to work with PIP in furtherance of the PMA application for PIP’s pre-filled saline breast implant. We are currently assisting in the collection of appropriate data through the ongoing clinical trial. We intend to submit the PMA application to the FDA upon completion of data collection and analysis. Although we had anticipated submission of the completed PMA application as early as 2006, there can be no assurance of the completion of data collection and analysis or of the timing, review or decision concerning the PMA application. Although we are not the manufacturer of the PIP pre-filled saline breast implant, consistent with the terms of our distribution agreement with PIP, we do and will continue to provide significant assistance with the clinical trials and related regulatory efforts.

Our United .States market entry strategy for silicone-filled breast implants is based upon our products currently marketed outside the United States. In April 2005, an FDA advisory panel reviewed the PMA application for each of our two competitors and recommended approval for one and disapproval for the other. Consistent with the panel recommendation, in July 2005, the FDA issued a letter to one of these competitors indicating that its application was in approvable form. Contrary to the panel recommendation, in late 2005 the FDA issued an approval letter to the other manufacturer. Customarily, within a few months following issuance of such a letter, the FDA approves the PMA application. At an appropriate time in the future, we intend to initiate clinical trials and PMA applications in the United States in accordance with applicable FDA guidance and based on our existing or new product lines marketed internationally. The FDA evaluates each PMA application on its own merits and independent of any other applications. Although we will endeavor to prepare our future PMA application for silicone-filled breast implants consistent with applicable FDA guidance, there can be no assurance that these efforts will lead to FDA approval of that application.

Our earlier distribution of saline-filled products in the United States was based upon the manufacturers having obtained what is known as 510(k) regulatory clearance for the devices. This type of clearance refers to a section of FDA regulations that permits the marketing of medical devices without a PMA. Following the approval in 2000 of two competitors’ PMA applications for saline-filled breast implants, we were notified that any further direct shipments of PIP implants to customers would be suspended until the specific products we were distributing received a PMA clearance. The private company sponsors for both the PIP and Biosil PMA applications were pursuing their PMA applications from 1999 to 2000 but, unlike the large United States.-based manufacturers, neither had a domestic clinical trial sufficiently advanced at the time of the FDA’s call for PMA applications for saline-filled breast implants. In addition, neither sponsor had extensive FDA or PMA experience. As a result of these factors, neither PMA application advanced as quickly as may have occurred if it had more significant funding and expertise. We have since invested and continue to invest substantial financial, technical and other resources in preparing or prosecuting these two PMA applications as well as to preparation for other PMA applications. The passage of time has facilitated the collection of longer term data for both the Biosil and PIP breast implant products. Because of these prior resource and expertise constraints, the process of preparing and prosecuting each PMA application has taken longer than is optimal. In each case, we have recently become substantially more involved in providing assistance and expertise to enhance the prospects for the success and timing of the PMA applications. As is customary in the PMA application process, through ongoing dialogue with the FDA, the sponsor for each PMA application continues to amend and refine its regulatory submissions, including clinical study data, and each continues an ongoing dialogue with the FDA concerning its application. The FDA’s approval of either or both of these PMA applications is necessary to provide regulatory clearance to market the approved saline-filled breast implants in the United States.

Scar Management Products

In the United States, Biodermis distributes its products to dermatologists, dermatological surgeons, aesthetic, plastic and reconstructive surgeons and obstetricians/gynecologists through a combination of a direct sales force and one distributor. Internationally, Biodermis distributes to the same fields of medicine through approximately 70 distributors in approximately 50 countries, including Canada and Mexico.

Competition

Breast Implants

We face competition in every aspect of our business, and particularly from other companies that acquire, develop, manufacture or market breast implants and breast implant related products. Currently, we consider our primary competitors in the United States breast implant market to be Allergan Corporation and Mentor Corporation. In the near term, as we seek to bring products for distribution to the domestic market, we will only be able to offer saline-filled implants, while Allergan and Mentor will offer saline- and silicone-filled implants. In the future, we may bring a full line of implant types to the domestic market. Through Eurosilicone and Nagor, we compete internationally with several manufacturers and distributors, including Allergan Corporation, Mentor Corporation, Silimed, S.A., Poly Implant Prothèses, S.A., Laboratoires Arion S.A., Laboratoires Sebbin S.A., and Laboratoire Pérouse Implant S.A. In addition, in the Asian market we currently compete with a number of Chinese manufacturers. In these international markets, we offer a broad line of saline and silicone-filled implants, including various sizes, shapes, textures and cohesiveness, to compete across the various available product offerings of our competition.

We believe that the principal factors that will allow our products to compete effectively are high-quality product consistency, product design, a broad product array, management’s knowledge of and sensitivity to market demands, plastic surgeons’ familiarity with our management and products, and our ability to identify and develop or license patented products embodying new technologies.

Scar Management Products

Currently, we estimate there are approximately 15 companies in the United States and international markets competing for market share among dermatologists and aesthetic, plastic and reconstructive surgeons for products that are competitive with those of Biodermis. EpiDerm, also sold as DermaSof and TopiGel, and Xeragel comprise Biodermis’ principal product line and compete against such product lines as “Cica Care” by Smith and Nephew, “ReJuveness” by ReJuveness Pharmaceuticals, “Kelo-Cote” by Advanced Bio-Technologies, Inc., “New Beginnings” by PMT Corporation, and others.

EPIfoam post-operative compression foam has no direct product-type competition. However, it competes to some extent with a product known as “Reston” foam, manufactured by 3M, a piping and insulation product which we believe is occasionally used off-label by surgeons in a similar fashion as EPIfoam. HydroGOLD hydrogel sheeting competes against such products as “2nd Skin” by Spenco Corp. and “HydraSkin” by HydraSkin Corp.

Research and Development

We use employee and independent consultant scientists, engineers, and technicians to work on material technology and product design as part of our research and development efforts. Currently, our research and development expense is primarily directed towards supporting the clinical trials of our manufactured products or products that we seek to distribute for third parties. In addition, our research and development is focused on the development or acquisition of new and improved products based on scientific advances in technology and medical knowledge, together with input from the surgical profession. We do this directly and in collaboration with third parties. We incurred expenses of $3,482,371 and $2,691,333 for the years ended June 30, 2006 and 2005, respectively, for research and development. The $791,038 increase for the year ended June 30, 2006 over the prior year was driven by higher spending associated with the saline-filled breast implant clinical trials. Costs associated with the PIP product increased $174,360 and costs relating to the development of other product lines increased $616,678. We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market. While these expenses will decrease with respect to a particular product once we receive required government approval for it, they will continue to increase overall as we bring new products to market or existing products to new markets.

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

Our intellectual property includes trademarks, patents and trade secret information. Our trademarks cover a large percentage of our commercial products. Most marks are registered in the United States, some are registered outside the United States and we are pursuing additional registrations. Our current commercial breast implant line is manufactured and distributed completely outside the United States. This line’s design technology and manufacturing technology are considered trade secrets. United States patents to which we have acquired ownership and the corresponding foreign patents protect technology under investigation in the research and development of a new generation of breast implant fillers, shell material and component design. While we are hopeful that this research will produce proprietary products, we cannot assure that any developments will be commercialized or that any of our current patents will be material. Another United States patent protects a minor product in our dermatology and wound care offerings.

All patents mentioned in the preceding discussion (except that covering dermatology) were acquired through the acquisition of Intellectual Property International, Inc. in 2002. The patents currently expire at various dates from January 2009 to May 2024. Additional patents are pending in the United States and in Europe based on new improvements to the specific technology portfolio so acquired.

Manufacturing and Raw Materials

Breast implants

Prior to our acquisition of Eurosilicone, we did not manufacture any of the breast implant products we sold. All of the saline-filled breast implant products we distributed, prior to the acquisition, were manufactured in France by PIP. PIP is responsible for ensuring that these products were produced in controlled environments utilizing specialized equipment for precision measurement, quality control, packaging, and sterilization. The manufacturing activities for products sold in the United States are subject to FDA regulations and guidelines. The PIP products and their manufacturing procedures were reviewed by the FDA prior to the FDA’s call for a PMA for saline-filled breast implants in 2000. Before any Biosil or PIP products can be imported into the United States, there manufacturing procedures will be subject to FDA review. As is the case with other European manufacturers, PIP’s manufacturing activities are also subject to regulatory requirements and periodic inspections by European regulatory agencies.

Our Eurosilicone products are manufactured at the Eurosilicone facility in Apt, France. Our Biosil products currently marketed under the Nagor brand are manufactured at facilities located near Birmingham, England and Glasgow, Scotland. Each of these facilities and their operations are subject to similar European standards and government regulation and inspection for manufacturing facilities.

There are very few qualified suppliers of long-term implantable grade silicone raw materials in the world. To the extent we build or acquire manufacturing capability, each single manufacturing operation will most likely be required to purchase its silicone raw material supplies for production of breast implants from a single-source supplier. Eurosilicone relies upon one manufacturer for its silicone raw material supplies, the same supplier used by our largest competitors. Biosil relies on a different supplier, which also supplies some of our other competitors.

Scar Management Products

Biodermis has developed product lines though its vendors. These vendors are single-source suppliers due to the highly specialized nature of the products and the regulatory requirements for the manufacturing of the products. Biodermis is responsible for the governmental regulatory submissions for the products they distribute, as well as a required vendor audit program and internal controls for all aspects of product flow through the facility.

In the event we build or acquire our own manufacturing facilities for scar management products, we will be subject to appropriate standards and government regulation and inspection required for Class I and Class II medical devices.

There are very few qualified suppliers of the raw materials required for the Biodermis products in the world. To the extent we build or acquire scar management product manufacturing capability, we will most likely be required to purchase our raw material supplies for our products from one of these suppliers.

Our manufacturing facilities are regulated by various federal, state, regional and local laws. We believe that our operations are in compliance with all applicable laws and we received no citations or notices of violations in 2005 or 2006. In fiscal 2006, we did not incur any material expense to maintain our compliance level.

Government Regulation

Medical devices are subject to regulation by the FDA, state agencies and, in varying degrees, by foreign government health agencies. These regulations, as well as various United States federal and state laws, govern the development, clinical testing, manufacturing, labeling, record keeping and marketing of these products. The majority of our product candidates must undergo rigorous testing and an extensive government regulatory approval process prior to sale in the United States and other countries. The lengthy process of seeking required approvals and the continuing need for compliance with applicable laws and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, and may significantly limit the indicated uses for which a product may be marketed. Approved products and their manufacturers are subject to ongoing review, and discovery of previously unknown problems with products may result in restrictions on their manufacture, sale, or use or their withdrawal from the market.

Regulation of Medical Devices

Our current products are medical devices intended for human use and are subject to regulation by FDA in the United States. Unless an exemption applies, each medical device we market in the United States must have a 510(k) clearance or a PMA in accordance with the federal Food, Drug, and Cosmetic Act of 1976, as amended. FDA regulations generally require reasonable assurance of safety and effectiveness prior to marketing, including safety data obtained under approved clinical protocols. FDA regulation divides medical devices into three classes. Class I devices are subject to general controls that require compliance with device establishment registration, product listing, labeling, good manufacturing practices and other general requirements. Class II devices are subject to special controls in addition to general controls. Class III devices are subject to the most extensive regulation and in most cases require submission to the FDA of a PMA application that includes data, including clinical data, supporting the safety and effectiveness of the device. Manufacturing must comply with the FDA’s Quality System Requirements for “good manufacturing practices” (“GMP”), and the compliance is verified by detailed FDA inspections of manufacturing facilities. These regulations also require reporting of product defects to the FDA. Periodic reports must be submitted to the FDA, including descriptions of any adverse events reported. The advertising, promotion and distribution of medical devices are regulated by the FDA and the Federal Trade Commission (“FTC”) in the United States.

The majority of our products are regulated as Class III medical devices. Our Class I and Class II scar management products marketed in the United States have received appropriate regulatory clearances by the FDA. Our Eurosilicone and Biosil and Nagor products are not currently approved for sale in the United States, and we have yet to file an application for a PMA for those products. The breast implant lines which we manufacture or for which we own distribution rights in the United States are or will be the subject of separate, ongoing PMA applications that will be submitted to the FDA in their final form and then finally reviewed by the FDA.

Products marketed in the European Union must comply with the requirements of the European Medical Device Directive, or MDD, and must be CE-marked. Medical device laws and regulations similar to those described above are also in effect in many of the other countries to which we export our products. These range from comprehensive device approval requirements for some or all of our medical device products to requests for product data or certifications. Our Eurosilicone and Nagor breast implant lines marketed outside the United States have received the European CE mark, which includes ISO 9001, 13485 and 14607 Certifications, and have been registered or approved for sale in other markets. In the European Union, the CE mark provides sufficient regulatory status for the products to be marketed throughout most of the European and eastern European countries. In Central and South America, Eurosilicone and Biosil have received regulatory approval for their breast implant lines in several countries, including Brazil, Argentina and Australia. Regulatory registrations have also been achieved in China. Russian authorities have authorized registration for Eurosilicone’s breast implants and a variety of Eurosilicone’s other implantable silicone devices. Eurosilicone and Nagor also distribute the Eurosilicone and Biosil breast implant product lines in several countries that do not require additional regulatory approval.

Failure to comply with these domestic and international regulatory standards and requirements could affect our ability to market and sell our products in these countries. The current regulatory status of our Biodermis products is discussed in the Manufacturing and Raw Materials section above. The current regulatory statuses of the Eurosilicone and Biosil manufactured products and the other breast implant products we distribute are discussed above and in the Company History and Business Strategy section above. Failure to comply with FDA regulations could result in requirements by the FDA to correct such conditions while allowing the affected products to remain on the market. In more serious situations, failure to comply with FDA regulations could result in products being recalled and/or products being prevented from sale in the United States or prevented from exportation abroad.

Regulation of Manufacturing

For medical devices the manufacturing processes and facilities are subject to continuing review by the FDA and various state and other national agencies. These agencies inspect quality systems and facilities from time to time to determine whether they are in compliance with various regulations relating to manufacturing practices and other requirements. Facilities that manufacture products sold in the United States must comply with the FDA’s Quality System Regulation requirements for GMP. For products sold in Europe, we must demonstrate compliance with ISO 9001, 13485 and 14607 and EN 46000 international quality system standards. Our Eurosilicone and Biosil products are manufactured outside the United States and are not distributed in the United States. As such, the manufacture of our Eurosilicone and Biosil products are not subject to FDA regulation at this time. Our Eurosilicone and Biosil manufacturing facilities have achieved requisite ISO 9001, 13485 and 14607 and EN 46000 compliance, and we expect our Biosil manufacturing facility manufacturing product for the United States market to timely meet GMP requirements.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular product. The U.S. federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. In the event it became necessary in the conduct of our business, we would seek to comply with any safe harbors where possible. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid), claims for reimbursed products or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Because we may sell products that are used in a Medicare or Medicaid reimbursed procedure (such as a breast reconstruction following a mastectomy), our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

Our present and future business has been and will continue to be subject to various other laws and regulations.

Third-Party Coverage and Reimbursement

Purchases of breast implant products for augmentation and facial aesthetics products are generally not reimbursed by government or private insurance carriers. However, since 1998, U.S. federal law has mandated nationwide insurance coverage of reconstructive surgery following a mastectomy, which includes coverage for breast implants. Outside the United States, reimbursement for breast implants used in reconstructive surgery following a mastectomy may be available, but the programs vary on a country-by-country basis.

In some countries, both the procedure and product are fully reimbursed by the government healthcare systems for all citizens who need it, and there is no limit on the number of procedures that can be performed. In other countries, there is complete reimbursement but the number of procedures that can be performed at each hospital is limited either by the hospital’s overall budget or by the budget for the type of product. Historically, less than 5% of our sales have been the subject of insurance reimbursement.

Product Replacement Programs

We have always conducted our product service and support activities with careful regard for the consequences to patients. As with any medical device manufacturer, however, we occasionally receive communications from surgeons with respect to various products claiming the products were defective, lost volume, or have otherwise failed. In the case of a deflation of a saline-filled breast implant product sold by us, in most cases our product replacement program provides for a free replacement implant and limited financial assistance paid to the surgeon to help reduce the cost of a replacement surgical procedure if the deflation occurred within ten years of the original implantation. For Nagor products in the U.K., we also provide a free replacement implant in cases of capsular contracture within one year of the original implantation. For surgeons that participate in our Eurosilicone marketing alliance program, we also provide free product replacement for the life of the patient, including for competitive implants, and for aesthetic dissatisfaction as well as deflation. In follow-on clinical studies, we may extend the period in which free replacement implants can be claimed for capsular contracture or deflation.

We deal with the surgeon directly in our product replacement programs because we can only sell our regulated medical devices to licensed medical professionals. As required by government regulation, we make extensive disclosure concerning the risks of our products and implantation surgery. Anticipated estimated financial liabilities for our product replacement programs are periodically reviewed and reflected in our financial statements.

Financial Information About Geographic Areas

A majority of our historic sales and substantially all of our long-lived assets are outside the United States. We expect that our financial assets will continue to be primarily outside of the United States, including our manufacturing assets in France and the United Kingdom, and we expect sales will continue to be significantly outside the United States, with sales into over 80 countries.

Working Capital and Product Inventories

When in the past we have sold breast implant products, we have maintained significant breast implant consignment inventories, consistent with industry practice. We expect this practice to continue as we reintroduce products to the market. Since a doctor may not be sure of the exact size of breast implant required for implantation and cannot be sure that no accidental damage will occur to an implant, the doctor is likely to order extra quantities and sizes beyond the quantity and size ultimately used in surgery. By carrying a consignment inventory of typical sizes at certain hospitals and other medical offices, we reduce the level of product return subsequent to surgery. To address customer desires for just-in-time deliveries of product, we may also maintain more localized stores of inventories, which would also tend to increase our inventory levels. We attempt to manage inventories at levels that permit good customer service but that do not unnecessarily increase our working capital. Additionally, there are inventory builds prior to launching new products.

Our accounts receivable payment terms have been and we anticipate them to continue to be consistent with normal industry practice for each of our market segments.

For the fiscal year ended June 30, 2006, we experienced no material changes or fluctuations in Eurosilicone’s historical working capital or inventories. In the future, working capital and product inventories may change materially, including in connection with purchase accounting adjustments related to the Biosil/Nagor acquisition. We anticipate that inventory and accounts receivable will be consistent with norms in the industry and consistent with Eurosilicone’s, Biosil’s and Nagor’s histories.

Employees

As of September 1, 2006, we had approximately 410 employees—30 in the United States, 215 in France, 135 in the British Isles and 30 in other countries. From time to time, we also engage consultants pursuant to short- or long-term contracts, primarily in connection with research and development projects. None of our employees is represented by a labor union. The employees at our Eurosilicone subsidiary are represented by a statutory workers’ council.

We recognize the importance of environmental responsibility and the need to provide a safe and healthy workplace for our employees by complying with all federal, state, and local laws, rules, and regulations. During the past fiscal year, we have received no citations, notices of violations or other censures from public agencies regulating environmental compliance or our employees’ health and safety. We expect to make planned capital expenditures of approximately $500,000 in fiscal 2007 to comply with environmental, health, or safety regulations. Otherwise, we believe that our current systems and processes are adequate for current needs.

Risks and Uncertainties

If clinical trials or pre-market approval applications for our products are unsuccessful or delayed, we will be unable to meet our anticipated development, commercialization and revenue timelines.

Before obtaining regulatory approvals for the commercial sale of any products in the United States, we must first demonstrate through pre-clinical testing and clinical trials that our products are safe and effective for use in humans. We must also prepare and submit investigational device exemption and pre-market approval applications, based on data from this testing and these trials, to appropriate regulatory authorities. Conducting pre-clinical testing and clinical trials and preparing and submitting investigational device exemption and pre-market approval applications are lengthy, time-consuming and expensive processes.

Completion of pre-clinical testing and clinical trials may take several years or more. Our commencement and rate of completion of pre-clinical testing and clinical trials and our submission of investigational device exemption and pre-market approval applications may be delayed or prevented by many factors, including:

•                  complex chemical and other scientific issues;

•                  design and implementation of detailed testing and trial protocols;

•                  lack of efficacy during clinical trials;

•                  unforeseen safety issues;

•                  uncertainties with or actions of our collaborative partners or suppliers;

•                  slower than expected patient recruitment;

•                  difficulties in recognizing technical or laboratory data and clinical data;

•                  inability to adhere to protocols during clinical trials, including collection of data;

•                  difficulties in patient recruitment or retention;

•                  issues in acceptance of clinical data by regulatory authorities;

•                  inability to follow patients after treatment in clinical trials;

•                  inconsistencies between early clinical trial results and results obtained in later clinical trials;

•                  varying interpretations or criticisms of data generated by clinical trials;

•                  changes in regulatory policy during the period of product development in the United States and abroad; and

•                  government or regulatory delays.

The results from pre-clinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new products have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, or criticisms which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of the pre-clinical testing or clinical trials, questions about data integrity and changes in regulatory policy during the period of product development. We have invested and intend to continue to invest heavily in all aspects of pre-clinical testing, clinical trials, and preparing and prosecuting regulatory submissions. If these efforts are not successful, we will not recover that expense and we will not achieve targeted revenue. This will adversely affect our business. Any delays in, or termination of, our pre-clinical testing or clinical trials or the pre-clinical testing or clinical trials of our collaborative partners or suppliers will similarly adversely affect our development and commercialization timelines, which would adversely affect our future sales and profitability.

If we are unable to develop, gain regulatory approval for and market new products and technologies, we will not achieve meaningful revenue and may experience a decrease in demand for our products or our products could become obsolete.

The medical device industry is highly competitive and is subject to significant and rapid technological change. We believe that our ability to respond quickly to consumer needs or advances in medical technologies, without compromising product quality, will be crucial to our success. We are continually engaged in product development and improvement programs to establish and improve our competitive position. This includes substantial pre-clinical testing, clinical trials and regulatory submissions. We cannot, however, guarantee that we will be successful in enhancing our existing products or products we have in development or clinical trials. Nor can we guarantee that we will be successful in developing new products or technologies that will timely or ever achieve regulatory approval or receive market acceptance. Once developed, we must also timely obtain regulatory approval for our products including products currently in the late stages of the regulatory process. The success in gaining approval for our products is critical to our business and viability, and delays may cause our products to be obsolete once regulatory approval is granted. Two of our competitors are in the advanced stage of obtaining regulatory approval for their silicone-filled breast implants, while we have not started the formal regulatory process for those products in the United States. This could put us at a significant disadvantage in the U.S. market. The lack of U.S. regulatory approval for our products, in the face of our competitors’ approvals, may also adversely affect us in foreign markets.

If we are unable to maintain satisfactory agreements with a third-party manufacturer to distribute saline-filled breast implants in the United States, we may not be able to distribute those products in the United States.

We currently are dependent on maintaining rights to distribute in the United States pre-filled saline breast implant products manufactured by a third party. We may not be able to maintain these rights on acceptable terms or at all. If we fail to maintain these rights, we may not be able to sell these breast implant products in the United States for a number of years, if at all.

If changes in the economy and consumer spending reduce consumer demand for our products or our products in development, our sales and profitability will suffer.

Breast augmentation and reconstruction and other aesthetics procedures are elective procedures. Other than U.S. federally mandated insurance reimbursement for post-mastectomy reconstructive surgery that is available in some cases, breast augmentations and other cosmetic procedures are not typically covered by insurance. Adverse changes in the economy may cause consumers to reassess their spending choices and reduce the demand for cosmetic surgery. This shift could have an adverse effect on our projected future sales and profitability.

Our business may be significantly limited if we cannot obtain additional financing.

To accomplish our plans to conduct our current operations, including expensive pre-clinical testing, clinical trials and regulatory submissions, to expand our current product lines and markets and to purchase new companies, products and intellectual property, we need substantial additional capital, which we may or may not be able to obtain when and as it is needed. Critical to our financing needs are costs associated with bringing products to market and delays or risks in ever getting products to market. We currently have significant debt that must be serviced. Prior to our recent third-party financing involving the sale of the Notes and Warrants, we had been funded in substantial part by International Integrated Industries, LLC, an affiliate of our chairman. We do not anticipate this funding source will provide significant additional capital in the future, and we expect that we will need to rely on external financing sources for most future financing needs. We have in the past and will likely in the future negotiate with potential equity and debt providers to obtain additional financing, but this additional financing may not be available on terms that are acceptable to us, or at all. In addition, the terms of the Notes contain restrictions on our ability to incur indebtedness and issue convertible securities and options, and provide the Note holders with rights of first refusal with respect to most issuances of new securities. If adequate funds are not available, or are not available on acceptable terms, our ability to operate our business or implement our expansion and growth plans may be significantly impaired. In addition, the financial terms of any such financing, if obtainable, may be dilutive to existing stockholders.

We rely on our chairman for continued capital funding, management direction and strategic planning and we do not presently have any alternative funding or a management transition plan in place.

We rely on our chairman, Donald K. McGhan, for capital funding, management direction and strategic planning. Mr. McGhan, through certain of his affiliates, is a significant lender to us, and he is our principal stockholder, chairman of our board of directors and a member of our four-person executive committee. Consequently, Mr. McGhan has substantial influence over significant corporate transactions, including acquisitions that we may pursue. Although we have no written charter, our executive committee generally functions on the basis of consensus, though Mr. McGhan’s multiple roles and significant financial and stockholder stake are typically considered. To date, we have not had any event where Mr. McGhan has sought to or exercised any type of unilateral control over us, though there can be no assurance that this will not happen in the future. The loss of Mr. McGhan’s financial support or services to our company could materially and adversely affect our operations. We do not presently have a written or other well-established management or financing transition plan in the event we were to lose the services or financial support of Mr. McGhan.

Because we have only a limited operating history and our business strategy calls for significant growth through new products and acquisitions, there is significant uncertainty about our business and prospects.

MediCor and its subsidiaries have only been in existence since 1999. Although our Biodermis, Eurosilicone and Biosil/Nagor operations have been in existence for longer periods of time, Biodermis has only operated under our management since its acquisition in 2001 and Eurosilicone and Biosil/Nagor have only operated under MediCor’s management since their acquisitions in July 2004 and April 2006, respectively. Significantly, during much of our history we have also been prevented from selling our primary existing product, breast implants, in the U.S. market due to the FDA’s call for a PMA by 2000 for those products. As a result of this regulatory situation, all of our revenues prior to the Eurosilicone acquisition in 2004 were derived primarily from our scar management products, both inside and outside the United States, and with respect with the recent acquisitions of Eurosilicone and Biosil and Nagor, more than 95% of our revenues are sourced outside the United States. This revenue mix is expected to change if and when products are approved for sale in the United States. However, revenue generated by our Biodermis subsidiary has not been significant, and we do not expect more than modest internal growth in that segment. For all these reasons, our historic business platform is not necessarily indicative of our future business or prospects.

MediCor and its prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in rapidly changing and highly regulated markets such as the medical device market.

Risks for our business include the uncertainties associated with developing and implementing our business strategy as described in this annual report as we grow and the management of both internal and acquisition-based growth. This is particularly acute in the rapid growth phase of a business, such as we are currently experiencing, and in a rapidly changing and highly regulated market such as the market for medical devices. To address these risks, we must continue to develop the strength and quality of our operations, expend heavily on regulatory applications and compliance, improve and maintain product quality, maximize the value delivered to customers, respond to competitive developments and continue to attract, retain and motivate qualified employees. We may not be successful in addressing these challenges.

If we suffer negative publicity concerning the safety of our products, our sales may be harmed and we may be forced to withdraw products.

Physicians and potential patients may have a number of concerns about the safety of our products and proposed products, whether or not such concerns have a basis in generally accepted science or peer-reviewed scientific research. Negative publicity—whether accurate or inaccurate—about our products, based on, for example, news about breast implant litigation or regulatory actions, could materially reduce market acceptance of our products and could result in product withdrawals. In addition, significant negative publicity could result in an increased number of product liability claims, whether or not these claims have a basis in fact.

Because our strategy is based on successfully making acquisitions and otherwise diversifying or expanding our product offerings, we are exposed to numerous risks associated with acquisitions, diversification and rapid growth.

Our present growth strategy is based in significant part on the acquisition of other companies, products and technologies that meet our criteria for strategic fit, geographic presence, revenues, profitability, growth potential and operating strategy. The successful implementation of this strategy depends on our ability to identify suitable acquisition candidates, finance acquisitions, acquire companies and assets on acceptable terms and integrate those operations successfully.

We may not be able to identify suitable acquisition candidates in our desired product areas or we may not be able to acquire identified candidates on acceptable terms. Moreover, in pursuing acquisition opportunities, we will likely compete with other companies with greater financial and other resources. Competition for these acquisition targets likely could also result in increased prices of acquisition targets and a diminished pool of companies and assets available for acquisition.

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

Although we were able to use some of our common stock in our Biosil/Nagor acquisition in April 2006, we expect that, at least for the foreseeable future, we may be required to use primarily cash consideration for acquisitions. In addition, we likely will be required to obtain significant third-party financing to accomplish these acquisitions. This financing may not be available on acceptable terms, if at all. In addition, the terms of our Notes contain restrictions on our ability to incur indebtedness subject to a limited exception for indebtedness that is subordinated to the Notes, is not repayable on or prior to the one-year anniversary of the maturity date of the Notes, is unsecured and is not in excess of $10 million,, issue capital stock that is redeemable on or prior to the one-year anniversary of the maturity date of the Notes and issue options or convertible securities that are convertible into or exchangeable or exercisable for shares of our common stock other than certain permitted issuances. In addition, our Note holders have a right of first refusal with respect to new security issuances other than the issuance of common stock in an underwritten public offering of $75 million or more in which the net sale price per share (after deduction of underwriting discounts and commissions) is at or above $8.00. The terms of any future financing may also be restrictive and may be dilutive to existing stockholders.

Acquisitions, distribution agreement terms, product research and development, and regulatory approvals and compliance can result in significant allowances, write-offs and litigation.

Some aspects of our business, such as acquisitions, distribution agreements with third parties and product research and development, including regulatory approvals and compliance, have significant and sometimes unpredictable events that can result in material financial and accounting events, including allowances, write-offs and litigation. For example, in our Eurosilicone acquisition, we made an aggregate of $941,257 in negative purchase accounting adjustments, we have incurred a total of $7,626,288 in provisions and write-offs in connection with our PIP.America subsidiary’s distribution agreement with PIP because of past uncertainties regarding PIP’s ability to pay its portion of the product replacement program for its products distributed in the United States, and Eurosilicone is party to litigation commenced by the holder of patents relating to texturing of breast implant surfaces in which damages in excess of €3 million are alleged. Failure to timely achieve regulatory approvals and bring a product or products to market delays revenue and may result in not achieving any revenue for those products. Those delays, in addition to resulting in write-offs, would mean that historic expense will not have hoped for future associated revenue. These aspects of our business, such as acquiring companies and technologies, establishing and administering distributor relationships and developing new products, are part of our business strategy. As a result of the significance of these events, their unpredictable timing and frequency and the variance in structure and outcome, these events and their financial impact are unpredictable and can create material fluctuations in our financial results and prospects.

If our intellectual property rights do not adequately protect our products or technologies, others could compete against us more directly.

Our success depends in part on our ability to obtain and retain patents or trademarks or rights to patents or trademarks, protect trade secrets, operate without infringing upon the proprietary rights of others, and prevent others from acquiring or infringing on our patents, trademarks and other intellectual property rights. Eurosilicone is party to litigation commenced by the holder of patents relating to texturing of breast implant surfaces in which damages in excess of €3 million are alleged. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, trademarks and licenses and we own and are able to enforce those rights. Patent protection generally involves complex legal and factual questions and, therefore, enforceability and enforcement of patent rights cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that we own or license from others may not provide adequate protection against competitors. In addition, our pending and future patent applications may fail to result in patents being issued. Also, those patents that are issued may not provide us with adequate proprietary protection or competitive advantages against competitors with similar technologies. Moreover, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

We depend on distributors in two countries for a significant part of our Eurosilicone revenue and the loss of either of these distributors could adversely affect our ability to sell our products in those countries and our revenues.

Historically, two distributors—Import Medic in Brazil and Corporación Recimédica in Venezuela —have comprised approximately 22% of our consolidated revenue. Currently, we are financially dependent on the sales of these two distributors and the acquisition of Biosil and Nagor has not added any further customer concentration. For our distributors, as well as for our own direct sales force, the customer is each doctor that implants or uses our products. If either of these distributors were to decide to no longer sell our products or were unable to sell our products, we would have to seek either to replace them, as we have done in some markets from time to time, or begin selling directly in those markets, as we have done in various markets and as we are currently doing in additional targeted markets. However, we may or may not be able to timely replace a distributor or sell directly in that territory.

We depend on a limited number of suppliers for certain raw materials and the loss of any supplier could adversely affect our ability to manufacture many of our products.

We currently rely on one supplier for silicone raw materials used by our Eurosilicone subsidiary and one different silicone supplier for our Biosil/Nagor subsidiaries. We only have oral supply agreements with these two suppliers, which include understandings that the suppliers will transfer the necessary formulations to us in the event that they cannot meet our requirements. We cannot guarantee that these agreements will be enforceable or that we would be able to produce a sufficient amount of quality silicone raw materials in a timely manner.

Our international business exposes us to a number of risks.

Substantially all of our current sales are and a significant part of our projected future sales will be derived from international operations. In addition, we have and anticipate having in the future material international suppliers and operations, including manufacturing operations. Accordingly, we are exposed to risks associated with international operations, including risks associated with re-valuation of the local currencies of countries where we purchase or sell our products or conduct business, which may result in our purchased products becoming more expensive to us in U.S. dollar terms or sold products becoming more expensive in local currency terms, thus reducing demand and sales of our products or increased costs to us. Our operations and financial results also may be significantly affected by other international factors, including:

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

In connection with our acquisition of Biosil and Nagor, we entered into significant put and call arrangements, which may require us to pay substantial amounts to purchase the shares of our common stock issued to the sellers. Those payments could reduce our cash flow and the funds available to expand our business.

In connection with our acquisition of Biosil and Nagor, we entered into put and call option agreements with each of the former shareholders of Biosil and Nagor, pursuant to which the former shareholders have the right under certain circumstances to put to us the 2,640,000 shares of our common stock issued to them in connection with acquisition at a purchase price ranging between $5.50 and $7.50 per share. These agreements may require us to pay substantial amounts to purchase these shares, which could decrease our liquidity and the funds available to expand our business, and we presently have no specific contingency plan for this possible future event. These agreements are described in the Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources section of this annual report.

If our suppliers, collaborative partners or consultants do not perform, we will be unable to obtain, develop, market or sell products as anticipated and we may be exposed to additional risks.

We have in the past and will in the future enter into supply, collaborative or consulting arrangements with third parties to supply or develop products. These arrangements may not produce or provide successful products even though they receive substantial investment. If we fail to establish these arrangements, the number of products from which we could receive future revenues will be limited.

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

•      movement in various foreign currencies, primarily the euro, the British pound and the U.S. dollar;

•      existing and increased competition, including the particular selling strategies and other actions of our competitors;

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

If we default on the terms of the Notes our bank debt, our lenders could accelerate our indebtedness, foreclose on our assets and force us out of business.

On April 26, 2006, we sold the Notes in the aggregate principal amount of $50 million. In addition in 2004, our ES Holdings subsidiary also entered into a bank loan agreement. Our obligation to repay the Notes is secured by a first lien on substantially all of our assets, including all of the assets of certain of our subsidiaries that guaranteed payment and performance of all or any portion of the obligations by us to the Note holders. If we are unable to make timely payment of principal or interest on the Notes or on the bank debt, or if we default on any of the covenants or other requirements of the Note, or other agreements relating to the Note or to the banknote financing, the lenders may accelerate our indebtedness and our Note holders will be able to accelerate our indebtedness or foreclose on our assets. Any such default, acceleration or foreclosure could force us out of business.

If we are unable to avoid significant product liability claims or product recalls, we may be forced to pay substantial damage awards and other expenses that could exceed our allowances and any applicable insurance coverage.

In the past, the breast implant manufacturing industry has been subject to significant litigation alleging product liability. We also have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure. Some breast implant manufacturers that suffered these types of claims in the past have been forced to cease operations or even to declare bankruptcy. We may also face a substantial risk of product liability claims from other products we may choose to sell. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons. Product liability claims, relating to alleged product defects, are distinguishable from product warranty claims, which relate to allegations that products do not meet warranties of merchantability or fitness for a particular purpose. We address the substance of potential product warranty claims relating to products distributed by us in the United States and other countries through our product replacement programs discussed elsewhere in this Business section.

Presently, we do not have liability insurance to protect us from the costs of claims for damages due to the use or recall of our products, except that our Biodermis subsidiary carries a limited amount of product liability insurance related to its products and our Biosil and Nagor subsidiaries carry product liability insurance excluding the United States. We may in the future seek additional insurance, which will be limited in both circumstance of coverage and amount. Recent premium increases and coverage limitations, including specifically limitations or prohibitions by insurers on insurance covering breast implant manufacturers, may make this insurance uneconomic or even unavailable. However, even if we obtain or increase insurance, one or more product liability claims or recall orders could exceed any coverage we may hold. If we continue to have limited or no coverage or our insurance does not provide sufficient coverage, product liability claims or recalls could result in losses in excess of our allowances.

Lawsuits, including those seeking class action status, may, if successful, cause us to incur substantial liability, including damage awards and significant legal fees that may exceed our allowances.

Lawsuits have been filed naming us or our PIP.America subsidiary, the French manufacturer from which we purchase breast implant products, and the U.S. distributor of those same products who preceded our subsidiary in the U.S. market. In these suits the plaintiffs have sought or currently seek, among other things, class action status for claims, including claims for breach of warranty. The claims arise from products distributed both before and after our subsidiary that distributed the products came into existence. Although certain of the claims arise from products distributed by the other distributor prior to our subsidiary coming into existence, we have still been named as a defendant. While we have provided an amount equal to the outstanding product replacement claims for claims arising from products our PIP.America subsidiary distributed, the plaintiffs are seeking to hold our subsidiary responsible for more damages. There can be no assurance that we can terminate the litigation as to our subsidiary for amounts already provided. Although our subsidiary is indemnified by three separate entities, including PIP, the French manufacturer, PIP/USA, Inc., the previous distributor, and Mr. Jean Claude Mas, personally, there can be no assurance this indemnity will protect us, as there is no guarantee that the French manufacturer, the previous distributor, or Mr. Mas will, or will be able to, honor the indemnification they have provided. Eurosilicone is also a party to litigation commenced by the holder of patents relating to texturing of breast implant surfaces in which damages in excess of €3 million are alleged.

If our subsidiaries are unsuccessful in defending against the claims involved in these suits, or if class action status is achieved in the product warranty case, and the indemnification were to prove non-reliable, our subsidiary named in that litigation could be responsible for significant damages above the allowances provided and available assets needed to satisfy such a judgment. Eurosilicone does not have any allowances relating to the patent action against it.

Our product replacement programs may expose us to uninsured risk.

Eurosilicone has not in the past had a formal or informal product replacement program or any similar program, though now it has enhanced its product replacement programs.  Nagor provides a standard manufacturers’ warranty on all products sold with no time limit, and has a warranty program called “NagorEnhance,” which applies to all breast implant products implanted within the United Kingdom. While these subsidiaries have not had a history of material product-related litigation, we believe the limited nature of the litigation is in part due to the limited nature of these historic programs and in part due to not selling products in the United States, which historically has been much more litigious than the rest of the world. Eurosilicone and Nagor also have in the past relied on third-party distributors to support their products in almost all countries. We also expect to develop similar programs for the Biosil products marketed by Nagor and our other subsidiaries. These product replacement programs and changes in litigation experience outside the United States may expose our subsidiaries to additional potential liability. In addition, although Biosil and Nagor carry limited product liability insurance (excluding the United States) and Eurosilicone carries limited product liability insurance, these policies only cover product failure, whereas our replacement programs cover more than just failure. Although we have policies of carefully observing corporate formalities and otherwise seeking to preserve the protection of the corporate form, there can be no assurance that some or all of these potential liabilities will not expose us or our other subsidiaries to potential liabilities as well.

If third parties claim we are infringing their intellectual property rights, we could suffer significant litigation or licensing expenses or be prevented from marketing our products.

Our commercial success depends significantly on our ability to operate without infringing upon the patents and other proprietary rights of others. However, regardless of our intent, our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, we may face litigation and may be prevented from pursuing product development or commercialization. Eurosilicone is party to litigation commenced by the holder of patents relating to texturing of breast implant surfaces in which damages in excess of €3 million are alleged. Eurosilicone has not established any allowances relating to this litigation.

We are subject to substantial government regulation, which could adversely affect our business.

The production and marketing of our products and intended products and our research and development, pre-clinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities, both in the United States and abroad. Most of the medical devices we sell or intend to sell or develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process before they can be marketed. This process makes it longer, more uncertain and more costly to bring the products to market, and some of these products may not be approved, or, once approved, they may be recalled. The pre-market approval process can be particularly expensive, uncertain and lengthy. Many devices for which FDA approval has been sought by other companies have never been approved for marketing. This could happen to us. In addition to testing and approval procedures, extensive regulations also govern marketing, manufacturing, distribution, labeling, and record-keeping procedures. If we or our suppliers or collaborative partners do not comply with applicable regulatory requirements, this could result in warning letters, non-approval, suspensions of regulatory approvals, civil penalties and criminal fines, product seizures and recalls, operating restrictions, injunctions, and criminal prosecution.

Delays in or rejection of FDA or other government entity approval of new products would adversely affect our business.

Delays or rejection may be encountered due to a number of reasons identified above in this Risks and Uncertainties section. In the United States, there has been a continuing trend of more stringent FDA oversight in product clearance and enforcement activities, causing medical device manufacturers to experience longer approval cycles, more uncertainty, greater risk, and higher expenses. Internationally, there is also risk that we or our suppliers or collaborative partners may not be successful in meeting the quality standards or other certification requirements. Regulatory approval of any given product is highly uncertain and may not be forthcoming despite extraordinary expense and diligence. Even if regulatory approval of a product is granted, this approval may entail limitations on uses for which the product may be labeled and promoted. It is possible, for example, that we or our suppliers or collaborative partners may not receive FDA approval to market our current or future products for intended indications or for broader or different applications or to market updated products that represent extensions of our, our suppliers’ or collaborative partners’ basic technology. In addition, we or our suppliers or collaborative partners may not receive export or import approval for products in the future, and countries to which products are to be exported may not approve them for import.

Government regulation of manufacturing of medical devices is expensive, time consuming and uncertain for manufacturers and may result in product unavailability or recalls.

Medical device manufacturing facilities also are subject to continual governmental review and inspection. The FDA has stated publicly that compliance with manufacturing regulations will be scrutinized strictly. A governmental authority may challenge our or our suppliers’ or collaborative partners’ compliance with applicable federal, state and foreign regulations. In addition, any discovery of previously unknown problems with products or facilities may result in restrictions on the product or the facility, including withdrawal of the product from the market or other enforcement actions.

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

ITEM 2.  PROPERTIES

Our Eurosilicone subsidiary leases approximately 91,300 square feet of land and three buildings consisting of approximately 44,100 square feet of manufacturing, storage and office space located in Apt, France. The leases expire December 31, 2009 (approximately 23,400 square feet of building and land), December 31, 2010 (approximately 68,200 square feet of building and land) and January 14, 2017 (approximately 43,800 square feet of building and land). The terms of the leases provide for aggregate annual lease payment obligations of approximately $613,000.

Our Biosil subsidiary leases approximately 10,000 square feet of manufacturing, storage and office space located in Ashby de la Zouche, England and approximately 18,400 square feet of manufacturing, storage and office space located in Cumbernauld, Scotland. The terms of the leases expire in 2009, 2010, 2015 and 2017, respectively. The terms of the leases provide for aggregate annual lease payment obligations of approximately $199,000. Our Nagor subsidiary owns a building consisting of approximately 8,800 square feet of storage and office space located in Douglas, Isle of Man.

Our MediCor Germany subsidiary leases approximately 600 square feet of office space located in Warngau, Germany under a three-year lease that commenced on March 1, 2006. The lease provides for an aggregate annual payment obligation of approximately $42,624.

Our MediCor Mexico subsidiary leases three warehouse and office spaces in Mexico. The first lease is located in Mexico City and is approximately 10,000 square feet of warehouse and office space under a one-year lease that commenced on May 15, 2006. The second lease is approximately 950 square feet of office space located in Guadalajara, Mexico under a one-year lease that commenced on November 15, 2005. The third lease is approximately 770 square feet of office space located in Tijuana, Mexico under a one-year lease that commenced on June 1, 2006. The leases provide for an aggregate annual aggregate payment obligation of approximately $51,349.

Our Biodermis subsidiary, located in Las Vegas, Nevada, leases approximately 6,500 square feet of office, manufacturing and warehouse space under a five-year lease that commenced on May 1, 2003 for an aggregate annual payment of $70,850.

We lease approximately 7,000 square feet of administrative office space and research and development space in Santa Barbara under a four-year lease that commenced in April 2006. The lease provides for an aggregate annual payment obligation of approximately $170,304.

Our principal executive office is located at 4560 S. Decatur Blvd., Suite 300, Las Vegas, NV 89103. We lease these approximately 6,400 square feet under a five-year lease that commenced in January 2003. The lease provides for an aggregate annual payment of $178,120. We believe our current facilities, together with those we may acquire in connection with future acquisitions, will generally be adequate for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

In October 1999, Case No. 99-25227-CA-01, June 2000, Case No. 00-14665-CA-01, June 2003, Case No. 03-15006-CA-09, and September 2003, Case Nos. 0322537-CA-27 and 03-22399-CA-15, separate litigations were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against PIP.America (our subsidiary), PIP/USA, Inc., Poly Implants Protheses, S.A., Jean Claude Mas, Jyll Farren-Martin and Donald K. McGhan in the Circuit Court of Miami-Dade County, Florida. The Kwartin family members variously allege that they are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement. Plaintiffs assert that they have certain derivative or other rights to an alleged distribution agreement between PIP and PIP/USA. Plaintiffs further allege, among other things, that PIP.America and its chairman tortiously interfered with that agreement and plaintiffs’ other alleged rights. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP and invalidate PIP.America’s distributor relationship with PIP. These cases are consolidated for pretrial purposes but not for trial.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others was voluntarily dismissed. The consolidated second amended complaint contained counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs had been sought. On January 26, 2006, PIP.America, which was a defendant in the action, won dismissal of all counts in these cases but the third-party beneficiary claims. Plaintiffs have amended and refiled their complaint against PIP.America (seeking the same damages), and PIP.America has filed another motion to dismiss plaintiffs’ latest complaint (the Third Amended Complaint). PIP.America’s motion to dismiss has been fully briefed and will be heard on November 1, 2006. PIP, a defendant in the Schnebel litigation, has agreed to indemnify PIP.America for any losses PIP.America may suffer as a result of the Illinois litigation.

With respect to cases involving PIP, PIP.America is indemnified by PIP/USA, Inc., PIP, and PIP’s President, Jean Claude Mas, personally, from, among other things, claims arising from products manufactured by PIP-France. PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any of the cases, PIP.America intends to seek the benefits of this indemnity. As a result, we believe the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position.

In July, 2005, IP Resources Limited, a UK-based company filed an action against our subsidiary, Eurosilicone, SAS in the Marseille Civil Court (Tribunal de Grande Instance), Marseille, France. The complaint alleges that Eurosilicone infringed upon a certain European Patent licensed by IP Resources, Inc. known as “Implantable prosthesis device”, Patent #0174141B1, and seeks damages of €3 million, plus legal costs. The case is in the preliminary stages and we believe we do not infringe on the 0174141B1 patent and are prepared to wage a vigorous defense based on both the validity of the patent and upon the merits of the claims.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves in each lawsuit. MediCor and its subsidiaries have been and will continue to be periodically named as defendants in other lawsuits in the normal course of business, including product liability and product warranty claims. In the majority of such cases, the claims are dismissed, or settled for immaterial amounts. Litigation, particularly product liability litigation, can be expensive and disruptive to our normal business operations and the results of complex proceedings can be very difficult to predict. Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. We presently believe that we or our subsidiaries have meritorious defenses in all lawsuits in which we or our subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with these proceedings will not have a material adverse impact on our business, results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

On September 22, 2006, we had approximately 560 stockholders of record. Our common stock price at the close of business on September 22, 2006 was $2.40 per share. The average of the bid and asked price on that date was $2.40.

During the quarter ended December 31, 2005, we issued 237 shares of series A convertible preferred stock as dividends of the preferred stock and granted options to purchase 160,000 shares of common stock to one employee. During fourth quarter of fiscal 2006, we granted options to purchase 8,000 shares of common stock to one employee.

Dividends

We have never paid a cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

Sales for the fiscal year ended June 30, 2006 were $31,382,963, an increase of $4,424,416 or 16% versus the same period a year ago. Of this, approximately $1,986,105 of the increase was attributable to the acquisition of Biosil Limited and Nagor Limited. At Eurosilicone, unit growth—particularly in Latin America—was offset by a decrease in unit prices and a decline in the dollar relative to the euro. This decline impacted overall MediCor sales by approximately 3%.

Cost of Sales

Cost of sales as a percentage of net sales for the fiscal year ended June 30, 2006 was approximately 69% compared to approximately 56% during the same period in 2005. This increase was primarily attributable to the decrease in average selling prices of breast implants noted above. However, an increase in ongoing regulatory and quality control costs contributed to the increase. These costs are from programs to improve manufacturing efficiencies and quality systems, programs which we believe will enable us to increase production and lower future unit cost of sales. Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 66%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $22,360,416 for the fiscal year ended June 30, 2006, as compared to $19,143,127 during the same period in 2005. The increase was attributable to payroll related expenses of $2,340,202; product replacement related fees of $1,894,744; a legal settlement of $1,000,000; additional amortization and deprecation of $691,388; consulting fees of $520,454; travel related expenditures of $398,269; advertising fees of $268,595; acquisition expense of $249,920 and other various increases of $54,973. The legal settlement was related to our decision to discontinue and buy out a distributor in the Mexico market and commence direct sales efforts in that market. These increases were partly offset by a reduction in bad debt expense of $1,323,998; a vendor settlement of $983,558 relieving accounts payable recorded in a prior period; a bad debt recovery of $672,663; a reversal of $517,536 in long-term accrued liability previously provided for in a prior period; a reduction in annual management fees of $414,063 and lower commission expense of $289,438. Of all SG&A expenses the Company incurred during fiscal 2006, the majority were charges that are expected to be recurring.

Research and Development Expenses

Research and development expenses in the fiscal year ended June 30, 2006 were $3,482,371 as compared to $2,691,333 for the comparable period in 2005. The increase of $791,038 was primarily attributable to a net increase of higher spending associated with the saline-filled breast implant clinical trials. Costs associated with the PIP product increased $174,360 and costs relating to the development of other product lines increased $616,678. We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market. However, we expect that research and development expenses will decrease with respect to a particular product once we receive required government approvals for it, but these expenses will continue to increase overall as we bring new products to market or existing products to new markets.

Interest Expense

Interest expense increased to $12,760,518 for the fiscal year ended June 30, 2006 as compared to $5,315,568 at June 30, 2005. Interest expense consists primarily of interest related to borrowings.

Interest expense for this fiscal year primarily included $12,219,286 related to the Notes and subordinated debt, including $4,878,899 amortization of related note discounts. We expect interest expense to continue as we maintain high debt levels.

Other Expense/(Income)

Other income and expense was a gain of $11,416,711 for the fiscal year ended June 30, 2006 but was nothing for the prior fiscal year. The largest part of this year’s gain was a $10,218,750 gain on the revaluation of the warrant liability and convertible feature liability from their inception with the placement of the Notes until the fiscal year end. This resulted from a decline in our stock price, which reduced the carrying value of these liabilities. We also recognized a gain on extinguishment of our revolving debt with LLC. This demand debt was replaced with a subordinated convertible long-term note to Sirius Capital, a warrant for the benefit of Sirius, and a subordinated long-term note to International Integrated Industries, LLC with no change in principal amount. The present value of these two new long-term notes plus the value of the warrant and conversion feature on the Sirius note were $1,597,961 less than the demand note value they replaced. These gains were offset by $400,000 when we wrote down four patents as there was no commercial utilization of the patents over the past year. Thus, our ability to economically benefit over the life of the patents has been reduced.

Net Loss

Net loss attributable to common stockholders for the fiscal year ended June 30, 2006 increased to $18,452,880 from $17,282,311 for the previous fiscal year. Basic and diluted loss attributable to common stockholders per share of common stock for the fiscal year ended was $0.87 as compared to $0.95 for the fiscal year ended June 30, 2005.

Liquidity and Capital Resources

Cash used in operations during the fiscal year ended June 30, 2006 was $15,004,370 as impacted by selling, general and administrative expenses including continued startup costs, increased regulatory and quality assurance expenses, increased engineering expenses, research and development expenses and interest expense. Our investing activities of $26,883,590 were principally due to the acquisition of Biosil Ltd. and Nagor Ltd. Our ability to make payments to refinance our debt and to fund planned capital expenditures and operations will depend on our ability to secure additional significant financing and generate sufficient cash in the future. Currently, we have only limited product sales in the United States and will not be in a position to materially increase United States sales unless and until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by us. Product entry into the United States market is a significant business priority. Our business strategy depends in significant part on the success of bringing our products to the United States market. We are currently funding substantial activities for two pre-market approval applications which are operating expenses.

Historically we have raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates. Most recently, we raised $46.5 million ($50 million less fees) in a private placement that included the sale of notes and warrants. Of this, approximately $25 million was utilized in our acquisition of Biosil and Nagor and the balance was made available for general working capital needs. In addition, our ES Holdings subsidiary is party to a bank loan agreement under which it had an outstanding indebtedness of approximately $11,694,794 at June 30, 2006. In fiscal 2006, ES Holdings notified the banks under the loan agreement that inconsistencies existed in the loan covenant formulations which prevented consistent calculation of certain covenants. ES Holdings and the banks are currently negotiating an amendment to the loan agreement to clarify and correct these formulations. We anticipate that an amendment will be completed in the second quarter of fiscal 2007. To satisfy our liquidity requirements, we will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan on being able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates. We have received a written commitment from International Integrated, an affiliate of our chairman, to fund any operating expenses and capital expenditures through July 1, 2007. The same entity has provided to us over $77 million in funding through June 30, 2006. This historic funding has been a combination of equity and debt. However, our ability to incur additional indebtedness is restricted by our outstanding Notes. These Notes only permit the incurrence of a maximum of $10 million of indebtedness that is both expressly subordinate to them and unsecured. We are also restricted by these Notes from issuing convertible securities or options, and our Note holders have a right of first refusal with respect to new security issuances other than the issuance of common stock in an underwritten public offering of

$75 million or more in which the net price per share (after deduction of underwriting discounts and commissions) is at or above $8.00. To the extent our future liquidity requirements are greater than these capital resources or limitations; we may have to seek to negotiate to obtain any necessary additional funds through the incurrence of additional indebtedness or issuance of equity securities. Continued delays in or failure to successfully bring planned products to the United States market adversely affects our liquidity and need for additional capital resources to a significant extent.

We expect our operating losses to continue and increase as long as we do not have breast implant products approved for sale in the United States. We anticipate that we will need additional liquidity to cover negative cash flow in fiscal 2007. In addition, to the extent we want to pursue additional product introductions or acquisitions, we expect that we will need additional financing. We do not presently have any commitments for such financing and it may not be available when we need it, on terms acceptable to us or at all. The lack of adequate financing could adversely affect our ability to effect acquisitions. In particular, there is an exception to the Note holders’ right of first refusal with respect to new security issuances for securities issued in connection with acquisitions in which we acquire at least a majority of the voting power of the entity being acquired. However, we may or may not be able to exclusively use common stock in any proposed transaction.

Our ES Holdings subsidiary may be required to make a performance payment of up to €3 million to the sellers in fiscal 2008 under the Eurosilicone acquisition agreement and our Biosil U.K. Holdings Ltd. subsidiary will be required to make two subsequent payments of £3.5 million each in fiscal 2008 under the Biosil/Nagor acquisition agreement. If a payment is required and ES Holdings does not otherwise have sufficient funds from dividends or distributions from Eurosilicone, we may seek third-party financing to make this payment. We intend to pay the two required Biosil/Nagor £3.5 million payments out of current funding resources—operating cash flows plus our recent debt financing.

We have also entered into put and call option agreements with each of the former shareholders of Biosil and Nagor. These agreements were required by the sellers in connection with their agreeing to take a portion of the acquisition consideration in shares of our common stock. Under those agreements we may be obligated to purchase the 2,640,000 shares of common stock issued to those shareholders in the acquisition if they are put to us by the holders. We may also call the same shares. The shares may be put to us starting 18 months after the saline-filled breast implant manufactured by Biosil is approved for commercialization in the United States by the FDA. The put options expire if our common stock ever trades at or above $10.00 per share for 30 out of 45 consecutive trading days (whether before or after the puts are exercisable) and each put option is only exercisable to the extent the individual selling shareholder still holds the common stock we issued to him or her in the acquisition. The purchase price associated with the puts varies depending on when the FDA approves silicone-filled breast implants for commercialization in the United States. If FDA silicone approval occurs on or before the date that is nine months after the Biosil product’s approval, the price is $5.50 per share. If FDA silicone approval occurs after the date that is nine months after the Biosil product’s approval and on or before the date that is 18 months after the Biosil product’s approval, the price is $6.50 per share. If FDA silicone approval occurs after the date that is 18 months after the Biosil product’s approval, the price is $7.50 per share. Under each of these circumstances, the maximum number of shares that may be put to us in any three-month period by all of the selling shareholders is 660,000, less any shares of common stock otherwise sold by any of those holders during that period. The puts are also exercisable if there is a public offer by any person to acquire all of our outstanding shares of common stock. In such event, the price will be $5.50 per share if both Biosil’s saline-filled breast implant and any third party’s silicone-filled breast implant have both been approved for commercialization in the United States by the FDA by the time the person becomes entitled to compulsorily acquire our common stock. Otherwise the price will be $6.50 per share. Any exercise of the puts will put additional demands on our capital resources, and we presently have no specific contingency plan for this possible future event. We may also call the shares of common stock issued to the selling shareholders at any time after FDA commercialization approval of the Biosil saline-filled breast implant and until our common stock trades at or above $20.00 per share for 30 out of 45 consecutive trading days at prices of $7.50, $10.00 and $15.00 per share, based on the same FDA silicone approval events that apply to the puts. Each holder also terminates the call with respect to his or her shares if he or she elects in his or her discretion to terminate the put.

Both Eurosilicone and the combined operations of Biosil and Nagor have positive operating cash flows that may or may not be sufficient to fund all of their respective projected operational, working capital, financial and other obligations. We expect that, from time to time, one or more of these operating subsidiaries may have additional liquidity needs which may require financing by MediCor, a third-party, such as a bank, or our affiliates. In addition, we have a written commitment from International Integrated Industries, LLC, to fund any operating expenses and capital expenditures through July 1, 2007. However, the ability to access that commitment will be limited by the restrictions of the Notes.

Our revenues are primarily denominated in U.S. dollars, in euros and British pounds, with U.S. dollars accounting for approximately 40% of total revenues. Our expenses are denominated in U.S. dollars; euros and British pounds. We do not currently hedge against foreign exchange risk and do not have any plan to do so.

ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements begin on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of fiscal year 2006, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the period covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report. There were no significant changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected or are likely to materially affect our internal control over financial reporting.

The management of MediCor is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rule 13a-15(f). The consolidated financial statements and other information presented in this annual report have been prepared in accordance with accounting principles generally accepted in the United States. MediCor’s internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Disclosure controls and procedures and our internal controls, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures and the internal controls. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within MediCor have been detected.

Management, with the participation of the chief executive and financial officers, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2006 based on the criteria for effective internal control established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management determined that, as of June 30, 2006, MediCor maintained effective internal control over financial reporting. Greenberg & Company CPAs, the registered public accounting firm that audited the financial statements included in this annual report, is not required to issue and has not issued an attestation report on management’s assessment of MediCor’s internal control over financial reporting. Management will continue to review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all employees, executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and members of our Board of Directors.  This Code of Business Conduct and Ethics is intended to promote and require ethical conduct among our directors, executive officers and employees.  A copy of the code is available upon request, without charge, to our Corporate Secretary, at 4560 South Decatur Boulevard, Suite 300, Las Vegas, Nevada 89103, and complies with the rules of the SEC and the listing standards of the American Stock Exchange.

The rest of the information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2006.

ITEM 10.  EXECUTIVE COMPENSATION

The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2006.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2006.

ITEM 13.  EXHIBITS

See Exhibit Index at Page E-1.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in this item is incorporated herein by reference to the information contained in the registrant’s Proxy Statement for Annual Meeting of Stockholders to be filed with the SEC no later than October 28, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICOR LTD.

By:	/s/ Theodore R. Maloney
Theodore R. Maloney Chief Executive Officer September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Theodore R. Maloney	Chief Executive Officer	September 25, 2006
Theodore R. Maloney	(Principal Executive Officer)

/s/ Paul R. Kimmel	Chief Financial Officer	September 25, 2006
Paul R. Kimmel	(Principal Financial Officer)

/s/ Donald K. McGhan	Chairman	September 25, 2006
Donald K. McGhan

/s/ Jim J. McGhan	Director	September 25, 2006
Jim J. McGhan

/s/ Mark E. Brown	Director	September 25, 2006
Mark E. Brown

/s/ Samuel C. Rogers	Director	September 25, 2006
Samuel C. Rogers

/s/ Thomas Y. Hartley	Director	September 25, 2006
Thomas Y. Hartley

/s/ Robert L. Forbuss	Director	September 25, 2006
Robert L. Forbuss

/s/ Ikram U. Khan, M.D.	Director	September 25, 2006
Ikram U. Khan, M.D.

/s/ Eugene I. Davis	Director	September 25, 2006
Eugene I. Davis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Medicor Ltd.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Medicor Ltd. and subsidiaries (collectively the “Company”) as of June 30, 2006 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements presented above present fairly, in all material respects, the financial position of Medicor Ltd. at June 30, 2006, and the results of its operations and cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

GREENBERG & COMPANY LLC

Springfield, New Jersey
August 25, 2006, except for Note U, as to which the date is September 28, 2006

MediCor Ltd.

Consolidated Balance Sheet

June 30, 2006

(thousands, except par value)

Assets

Current assets:

Cash and cash equivalents	$14,442
Accounts receivable, net of allowance of $1,605	10,422
Notes receivable, net of allowance of $3,673	—
Inventories	9,160
Deferred financing fees	1,102
Prepaid expenses and other current assets	1,090
Total current assets	36,216
Property and equipment, net	8,135
Goodwill and other intangible assets, net	81,777
Deposits	165
Other assets	2,822
Total assets	$129,115

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$5,902
Accrued expenses and other current liabilities	13,347
Deferred tax payable	1,022
Dividends payable	256
Short-term note payable	170
Interest payable	1,417
Interest payable to related party	752
Current portion of long-term debt	2,834
Total current liabilities	25,700

Long-term debt, net of current portion and note discounts	22,029
Long-term debt to related party, net of note discounts	37,310
Senior warrants	6,375
Senior note conversion feature	27,750
Total liabilities	119,164

Commitments and contingencies (Note S)

Preferred shares subject to mandatory redemption requirements	6,810

Stockholders’ equity

Common shares, $0.001 par value, 100,000 shares authorized, 23,800 shares issued, 23,746 shares outstanding and 54 shares retired	24
Additional paid-in capital	73,144
Deferred compensation	(111)
Accumulated deficit	(71,978)
Accumulated other comprehensive income	2,062
Stockholders’ equity	3,141
Total liabilities and stockholders’ equity	$129,115

See accompanying notes to consolidated financial statements

MediCor Ltd.

Consolidated Statements of Operations

For the Years Ended as Noted

(thousands, expect per share data)

	June 30, 2006	June 30, 2005
Net sales	$31,383	$26,959
Cost of sales	21,748	15,163
Gross profit	9,635	11,795

Operating expenses:
Selling, general and administrative
Salaries and wages	6,759	4,666
Other	15,602	14,478
Research and development	3,482	2,691
Operating loss	(16,208)	(10,039)

Non-operating expenses:
Net interest expense	12,761	5,316
Other expenses/(income)
Net change in value of derivative liabilities	(10,219)	—
Gain on debt extinguishment, net	(1,598)	—
Impairment of intangible assets	400	—
Loss on foreign exchange transactions	218	237
Loss before income taxes	(17,770)	(15,592)
Income tax expense	175	543
Net loss	(17,945)	(16,135)

Preferred dividends
Preferred dividends deemed	—	263
Preferred dividends in arrears series A Preferred 8%	508	884
Net loss attributable to common stockholders	$(18,453)	$(17,282)

Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.87)	$(0.95)

Weighted average number of shares outstanding, basic and diluted	21,092	18,233

See accompanying notes to consolidated financial statements

MediCor Ltd.

Consolidated Statements of Cash Flows

For the Years Ended as Noted

(thousands)

	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,945)	$(16,135)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation and amortization	2,480	1,800
Provision for doubtful accounts	1,134	3,627
Non-employee stock options	296	179
Employee preferred stock	—	267
Directors’ restricted common stock	111	80
Increase (decrease) in cash flows from changes in operating assets and liabilities, excluding the effects of acquisitions
Accounts receivable, net	(2,350)	(2,543)
Notes receivable	(894)	(2,474)
Inventories	(1,128)	(479)
Prepaid expenses and other current assets	(549)	513
Goodwill	—	(618)
Deposits	(27)	618
Other assets	(3,824)	(589)
Accounts payable	(269)	39
Accrued expenses and other current liabilities	9,668	963
Dividends payable	256	—
Interest payable	(1,446)	3,666
Non-current accrued liabilities	(517)	(1,339)
Net cash used in operating activities	(15,004)	(12,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(667)	(373)
Acquisition of Laboratoires Eurosilicone S.A., net of cash acquired	(3,227)	(13,943)
Acquisition of Deramedics, net of cash acquired	—	(75)
Acquisition of selected assets of Hutchison International, Inc., net of cash acquired	—	(250)
Acquisition of Biosil Ltd. and Nagor Ltd., net of cash acquired	(22,990)	—
Net cash utilized in investing activities	(26,884)	(14,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt	19,597	22,874
Proceeds from issuance of long-term debt	39,158	10,901
Proceeds from issuance of common stock	598	586
Purchase of treasury stock	(250)
Proceeds from issuance of preferred shares subject mandatory redemption requirements	—	862
Payments on convertible debentures	(50)	(300)
Payments on short-term debt	(477)	(6,388)
Payments on long-term debt	(1,768)	—
Payments of preferred shares dividends	(14)	(35)
Net cash provided by financing activities	56,794	28,500

EFFECT OF FOREIGN EXCHANGE TRANSLATION ON CASH AND CASH EQUIVALENTS	(2,299)	237

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	12,607	1,671
Cash and cash equivalents at beginning of period	1,835	165

Cash and cash equivalents at end of period	$14,442	$1,836

	June 30, 2006	June 30, 2005

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Conversion of short-term debt to preferred stock	$—	$250
Conversion of short-term debt to long-term debt	$66,342	$—
Conversion of long-term debt to common stock	$50	$512
Issuance of preferred stock to employees and consultants	$—	$267
Issuance of preferred stock in lieu of dividends	$237	$—
Issuance of common stock to directors	$—	$80
Issuance of common stock for the acquisition of Biosil Ltd. and Nagor Ltd.	$9,504	$—
The Company converted 6 shares of our Series A preferred stock to 1,495 shares of our common stock with a stated value of $1,000 per share	$—	$5,755

The Company purchased all of the capital stock of Laboratories Eurosilicone S.A. for $43,298. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$20,275
Goodwill	$—	$32,104
Less: Liabilities assumed	$—	$(9,081)
Cash paid for capital stock	$—	$43,298

Included in the fair value of assets acquired and liabilities assumed was $2,532,081 for capital lease obligations.

The Company purchased all of the capital stock of Dermatological Medical Products and Specialites, S.A. de C.V. for $75. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$75
Less: Liabilities assumed	$—	$—
Cash paid for capital stock	$—	$75

The Company purchased all of the assets and liabilities of Hutchinson International, Inc. for $3,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$—	$3,283
Less: Liabilities assumed	$—	$(283)
Less: Common stock issued to sellers		$(2,750)
Cash paid for capital stock	$—	$250

The Company purchased all of the capital stock of Biosil Ltd. and Nagor Ltd. for $44,957. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired, net of cash acquired of $1,376	$12,085	$—
Goodwill	$33,348	$—
Less: Liabilities assumed	$(1,852)	$—
Less: Subsequent payments to the sellers of Biosil Ltd. and Nagor Ltd.	$(11,093)	$—
Less: Common stock issued to sellers	$(9,498)	$—
Cash paid for capital stock	$22,990	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the period for:
Interest	$960	$2,235
Income taxes	$553	$1,662

See accompanying notes to consolidated financial statements

MediCor Ltd.

Consolidated Statement of Stockholders’ Equity / (Deficit)

For the Periods Ended As Noted

(thousands)

		Common				Accumulated Other
	Number of	Shares $0.001	Additional paid	Deferred	Accumulated	Comprehensive
	Common Shares	Par Value	in capital	Compensation	Deficit	Income / (Loss)	Total

Balance - July 1, 2004	18,045	18	$17,477	$—	$(36,231)	$—	$(18,736)
Comprehensive income:
Net loss	—	—	—	—	(17,044)	—	(17,044)
Foreign currency translation adjustments						(237)	(237)
Total comprehensive income							(17,281)

Issuance of common shares	2,288	2	9,270	—	—	—	9,272
Directors’ restricted common stock	—	—	—	(27)	—	—	(27)
Non-employee stock options	—	—	179	—	—	—	179
Balance - June 30, 2005	20,333	20	26,926	(27)	(53,275)	(237)	(26,593)

Comprehensive income:
Net loss	—	—	—	—	(18,453)	—	(18,453)
Foreign currency translation adjustments	—	—	—	—		2,299	2,299
Total comprehensive income							(16,154)

Issuance of common shares	3,446	3	10,508	—	—	—	10,512
Subordinated warrant	—	—	6,258	—	—	—	6,258
Subordinated note conversion feature	—	—	29,156	—	—	—	29,156
Non-employee stock options	—	—	296	(84)	—	—	212
Repurchase and retirement of common stock	(33)	(0.03)	—	—	(250)	—	(250)
Balance - June 30, 2006	23,746	$24	$73,144	$(111)	$(71,978)	$2,062	$3,141

See accompanying notes to consolidated financial statements

MEDICOR LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(thousands, except per share data)

Note A – Description of Business

MediCor Ltd. (the “Company”) is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic surgery and dermatology markets. Current products include breast implant products and scar management products. The Company’s breast implant products are currently sold in approximately 85 countries, but are not sold in the United States or Canada. The Company’s products are sold primarily in foreign (non-U.S.) countries and foreign sales are currently approximately 95% of total sales, with Brazil accounting for approximately 14% of sales. Breast implant and other implant products account for approximately 94% of total sales for the year ended June 30, 2006, with sales in approximately 85 countries but not the U.S. or Canada; scar management products contributed approximately 6% of total sales. The Company sells its products to hospitals, surgical centers and physicians primarily through distributors, as well as through direct sales personnel.

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

Note B – Summary of Significant Accounting Policies

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

Revenue Recognition

The Company recognizes product revenue, net of sales discounts, returns and allowances, in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists. These statements establish that revenue can be recognized when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable, and collection is considered probable. The Company recognizes revenue upon the delivery of product to third-party distributors and customers and does not allow for bill-and-hold sales. Due to the widespread holding of consignment inventory in the Company’s industry, the Company also recognizes revenue when the products are withdrawn from consignment inventory in hospitals, clinics and doctors’ offices. The Company does not offer price protection to its third-party distributors and customers and accepts product returns only if the product is defective. Because of this restrictive return policy, actual returns are immaterial and thus no allowance for returned product is appropriate. For product alleged to have failed, an allowance for product replacement programs is maintained, as described on the next page.

Allowance for Doubtful Accounts

MediCor maintains allowances for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. The allowances for doubtful accounts are based on the analysis of historical bad debts, customer credit-worthiness, past transaction history with the customer, current economic trends, and changes in customer payment terms. If the financial condition of MediCor’s customers were to deteriorate, and adversely affect their ability to make payments, additional allowances might be required.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company may write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded on the straight-line basis over the estimated useful lives of the assets, which range from three to ten years. Amortization of leasehold improvements is based upon the estimated useful lives of the assets or the term of the lease, whichever is shorter. Significant improvements and betterments are capitalized, while maintenance and repairs are charged to operations as incurred. Asset retirements and dispositions are accounted for in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets, as described below.

Accounting for Long-Lived Assets
The Company accounts for long-lived assets, other than goodwill, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment and Disposal of Long Lived Assets, which superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. Adoption of this statement had no material effect on the Company’s financial position or results of operations. SFAS No. 144 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company believes the estimate of its valuation of long-lived assets is a “critical accounting estimate” because if circumstances arose that led to a decrease in the valuations it could have a material impact on the Company’s results of operations. With the exception of the impairment of a patent, which was written off in June 2005, as described in Note I to the financial statements included in our annual report on Form 10-KSB and the impairments to four of our patents which were written off in June 2006, as described in Note I to the financial statements included in the Company’s annual report on Form 10-KSB, the Company does not believe that any other changes have taken place.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of identified assets of businesses acquired by the Company. Other intangible assets are recorded at fair value and amortized over periods ranging from three to 20 years. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in January 2002. As a result, goodwill is no longer amortized, but was subject to a transitional impairment analysis and is tested for impairment on an annual basis. The test for impairment involves the use of estimates related to the fair values of the business operations with which goodwill is associated and is usually based on a market value approach. Other intangible assets are amortized using the straight-line method over their estimated useful lives and are evaluated for impairment under SFAS No. 144.
Product Replacement Programs

Most of the Company’s subsidiaries provide a product replacement program to surgeons for deflations of breast implant products for a period of ten years from the date of implantation. For Nagor products in the U.K., the Company also provides a free replacement implant in cases of capsular contracture within one year of the original implantation. For certain surgeons outside of the U.S., the Company provides a product replacement program for the life of the patient, including for competitive implants, aesthetic dissatisfaction and for deflation. In follow-on clinical studies, the Company may extend the period in which free replacement implants can be claimed for capsular contracture or deflation. In addition to a free replacement, certain of the programs also pay limited financial assistance to the surgeon to help reduce the cost of the replacement surgical procedure. Management has estimated the amount of potential future product replacement claims based on a detailed analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is set aside as an allowance. Changes to the volume or pattern of expected claims and changes in interest rates would affect the calculation and could materially impact the Company’s allowance and results of operations. Although breast implant products are not currently being sold in the U.S. (because the Company is in the process of obtaining FDA approval of them, as more fully described below), they were sold under a distribution agreement prior to May 2000 and an allowance for product replacements is maintained for the products sold in prior years.

For the year ended June, 2006, III Acquisition Corporation, which does business under the name PIP.America, paid $983 with respect to settlements under its product replacement program for products previously sold under its distribution agreement with Poly Implants Prothèses S.A. (“PIP”), a third-party manufacturer of breast implants. For the year ended June 30, 2006, MediCor Aesthetics paid $194 with respect to settlements under its product replacement program for the products previously sold under its distribution agreement between Hutchison International, Inc. and Biosil Limited.

As of June 30, 2006, the Eurosilicone, PIP.America and MediCor Aesthetics product replacement program allowance consisted of:

Product Replacement Allowance

Balance at June 30, 2005	$1,004
Provision for product replacement program expansion during the period	2,460
Settlements incurred during the period	(1,177)

Balance at June 30, 2006	$2,287

Classification of Financial Instruments

In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, financial instruments with a mandatory redemption rights are not to be recorded as permanent equity unless the redemption is to occur upon the liquidation or termination of the issuer. SFAS No. 150 also specifies that a financial instrument that embodies a conditional obligation is based solely or predominantly on variations inversely related to changes in the fair value of the issuer’s equity shares. Based on these characteristics, and following the further guidance in the SEC’s Accounting Series Release No. 268 and that in FASB’s Emerging Issues Task Force (“EITF”) Abstracts, Topic No. D-98, Classification and Measurement of Redeemable Securities, the Company has recorded the Preferred Stock on the balance sheet between liabilities and stockholders’ equity. See Note O, Preferred Stock.

Convertible Debentures

The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants. The Company evaluated and accounts for such securities in accordance with EITF Issue Nos. 98-5, 00-19, 00-27, 05-02, 05-04 and 05-08, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended.

In accordance SFAS No. 133, the Company evaluates that the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes to determine whether they are or are not clearly and closely related to the characteristics of the Notes.  Accordingly, if the features qualify as embedded derivative instruments at issuance and, furthermore if they do or do not qualify for any scope exception within SFAS No. 133 (paragraphs 12-32), then they are required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Evaluation of Conversion Feature

In accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Rights, as amended by EITF Issue No. 00-27, the Company must evaluate the potential effect of any beneficial conversion in terms related to convertible instruments such as convertible debt or convertible preferred stock. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants that may have been issued with convertible instruments, conversion terms, and the value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of the valuation techniques.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

The Company accounts for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

•                  Contracts that require physical settlement or net-share settlement; and

•                  Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

•                  Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

•                  Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

Warrant Derivative Liabilities

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Deferred Financing Costs

Costs relating to obtaining the convertible debt financing are capitalized and amortized over the term of the related debt using the effective-interest method. When a loan is paid in full or converted, any related unamortized financing costs are removed from the related accounts and charged to operations.

Accounting for Financial Restructuring

The issuance of new debt in exchange for the old debt was evaluated under EITF Issue No. 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. Pursuant to EITF Issue No. 96-19, the exchange of debt instruments was accounted for as an extinguishment rather than as a modification. Accordingly, a gain was recorded in connection with the financial restructuring.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in its cost of sales.
Research and Development
Research and development costs are expensed by the Company as incurred, including the costs of clinical studies and other regulatory approval activities.
Stock-Based Compensation

The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with SFAS No. 123, MediCor has elected the disclosure-only provisions related to employee stock options and follows the intrinsic value method in Accounting Principals Board Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees, in accounting for stock options issued to employees. Under APBO No. 25, compensation expense, if any, is recognized as the difference between the exercise price and the fair value of the common stock on the measurement date, which is typically the date of grant, and is recognized over the service period, which is typically the vesting period.

The Company accounts for options and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, Interpretation of APB No. 25, and the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services, whereby the fair value of such option and warrant grants are measured using the Fair Value Based Method at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

	Year Ended	Year Ended
	June 30, 2006	June 30, 2005

Net loss, as reported	$(18,453)	$(17,282)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,974)	(640)

Pro forma net loss	$(20,427)	$(17,922)

Loss per share:
Basic and diluted - as reported	$(0.87)	$(0.95)

Basic and diluted - pro forma	$(0.97)	$(0.98)

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

The estimated fair value of each MediCor option granted is calculated using the Black-Scholes pricing model. The weighted average assumptions used in the model were as follows:

	2006	2005

Risk-free interest rate	5.10%	3.50%
Expected years until exercise	7 years	7 years
Expected stock volatility	95.1%	50.0%
Dividend yield	0%	0%

At fiscal year end June 30, 2006, the Company had issued 237 shares of restricted series A 8.0% Convertible Preferred Stock to preferred shareholders in lieu of cash dividends. There is no vesting requirement for such restricted shares, the only restriction being that the shares and the underlying common stock into which they are convertible are not currently registered under the Securities Act.

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

Effects of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155 (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (c) establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. The standard also requires presentation within the financial statements that identifies those hybrid financial instruments for which the fair value election has been applied and information on the income statement impact of the changes in fair value of those instruments. The Company is required to apply SFAS No. 155 to all financial instruments acquired, issued or subject to a re-measurement event beginning July 1, 2007, although early adoption is permitted as of the beginning of an entity’s fiscal year. The Company is evaluating the provisions of SFAS No. 155. The effects of adopting of SFAS No. 155 on the Company’s financial statements are not known at this time.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APBO No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APBO No. 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company intends to apply the provisions of this statement effective July 1, 2006.

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

Note C – Major Customer

During the year ended June 30, 2006, two different distributor customers—Import Medic in Brazil and Corporación Recimédica in Venezuela—accounted for 14% and 8%, respectively, of the Company’s consolidated revenue. Revenue related to these two distributors for the year ended June 30, 2005 was 12% and 12%, respectively.

As these two distributors make up approximately 22% of the Company’s consolidated revenue, we are currently financially dependent on their sales. However, as with other distributors and with the Company’s direct sales, the Company’s ultimate customers are the doctors that implant or use the Company’s products. If either of these distributors were to decide to no longer sell the Company’s product, the Company would seek either to replace them, as the Company has done in some markets from time to time, or begin selling directly in those markets, as the Company has done in various markets and as we are currently doing in some of the Company’s targeted markets.

Note D – Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Note E – Accounts Receivable

Accounts receivable at June 30, 2006 consisted of:

June 30, 2006

Accounts receivable	$12,027
Allowance for doubtful accounts	(1,605)

Total	$10,422

Changes in the allowance for doubtful accounts are as follows:

Balance July 1, 2005	$1,366
Provisions / (recovery)	239
Write-offs	—
Balance June 30, 2006	$1,605

Note F – Notes Receivable

Notes receivable at June 30, 2006 consisted of:

June 30, 2006

Notes receivable	$3,673
Allowance for doubtful accounts	(3,673)

Total	$—

PIP issued to the Company’s PIP.America subsidiary a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and the manufacturer’s administration of product replacement and product replacement related claims. These amounts have been fully provided, as an allowance for doubtful account, due to the minimal past payments and uncertain prospect of collection.

Note G – Inventories

Inventories at June 30, 2006 consisted of:

June 30, 2006

Raw Materials	$1,611
Work in Process	646
Finished Goods	6,902

Total	$9,160

Note H – Property and Equipment

Property and equipment at June 30, 2006 consisted of:

June 30, 2006

Buildings	$5,816
Machinery and equipment	4,254
Furniture and fixtures	1,054
Land	598
Leasehold improvements	678

Property and equipment, gross	12,400
Less: Accumulated depreciation and amortization	(4,265)

Property and equipment, net	$8,135

Depreciation expense was $754 for the year ended June 30, 2006 and $464 for the year ended June 30, 2005.

Note I – Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of June 30, 2006 consisted of:

June 30, 2006

Goodwill	$70,941
Customer-related intangibles	7,446
Supply agreement and other intangibles	262
Patents	2,600
Distribution and non-compete agreements	3,598
Trademarks and trade names	290

Intangible assets, gross	85,137

Accumulated amortization - goodwill	(42)
Accumulated amortization - customer-related intangibles	(1,851)
Accumulated amortization - supply agreements and other intangibles	(5)
Accumulated amortization - patents	(574)
Accumulated amortization - distribution agreements and non-compete	(855)
Accumulated amortization - trademarks and trade names	(33)

Accumulated amortization	(3,360)

Intangible assets, net	$81,777

Amortization for the year ended June 30, 2006 was $1,768 compared to $977 from the prior period ending June 30, 2005. During the year ended June 30, 2006, the Company completed a re-valuation of our goodwill and determined that there was no impairment needed for this asset.

The distribution agreement was acquired in connection with the acquisition of selected assets of Hutchison International, Inc. in April 2005. The Company completed the third-party valuation in April 2006 of this intangible asset in detail and placed a fair value upon it.

During the year ended June 30, 2006, the Company wrote down four patents as there had been no commercial utilization of the patents over the past year. As a result, the Company’s ability to economically benefit over their respective lives has been reduced. The impaired loss of $400 is reported under other expenses on the consolidated statement of operations and comprehensive income (loss).

The estimated amortization for the next five years consists of:

	June 30, 2007	June 30, 2008	June 30, 2009	June 30, 2010	June 30, 2011

Customer-Related Intangibles	$1,731	$1,731	$1,731	$890	$407
Distribution Agreements	541	541	541	541	530
Patents	197	197	197	172	172
Trademarks	11	11	11	11	11

Total	$2,480	$2,480	$2,480	$1,614	$1,120

Note J – Deposits and Other Assets

Deposits at June 30, 2006 totaled $165. These are security deposits on office leases and with local utility companies.

Other assets consisted of security investments of $168 and debt acquisition costs of $2,654 at June 30, 2006.

Note K – Accrued Expenses

Accrued expenses and other current liabilities at June 30, 2006 consisted of:

June 30, 2006

Subsequent acquisition payment for Biosil Ltd. and Nagor Ltd.	$5,838
Wages, paid leave and payroll related taxes	3,200
Product replacement allowance	2,287
Accrued purchases	1,256
Legal settlement	350
Other	416

$13,347

The Company entered into a settlement with its previous Mexican distributor, Europlex, S.A. de C.V., pursuant to which Europlex agreed to extinguish and release all claims against the Company, in exchange for future payments totaling $1,000 of which $650 has been paid. Other accrued expenses included interest and other legal expenses.

Note L – Debt

Long-term debt consisted of the following amounts:

Senior secured convertible note - variable 3-month LIBOR plus 6%, with maturity in March 2011	$50,000
Variable 6-month EURIBOR plus 2.25% euro-denominated note, with maturity in September 2011	11,695
Subordinated secured convertible note to related party - variable 3-month LIBOR plus 6%, with maturity in March 2011	37,500
Subordinated note to related party - 10%, with maturity in September 2011	31,592
Convertible debentures	150
Obligations under capital leases	2,265
Subsequent acquisition payment for Biosil Ltd. and Nagor Ltd.	5,255
Other notes	406

138,863
Less: current maturities	(2,834)
Less: note discounts	(76,690)

Long-term debt	$59,339

On April 26, 2006, the Company raised $50,000 in a private placement that included the sale of notes and warrants. $25,000 of this was utilized in the acquisition of Biosil and Nagor, with the remaining balance made available for the Company’s general working capital needs. These notes carry an interest rate of three month LIBOR, plus 6%, and a one-time balloon payment due in March 2011.

In September 2004, MediCor’s ES Holdings subsidiary entered into an arrangement with a financial institution to borrow up to €16,400, at an interest rate of six-month EURIBOR plus 2.25%, to fund payments due to the sellers of Eurosilicone, a company acquired by MediCor in July 2004. The last borrowing is scheduled for 2007 and scheduled repayments complete in September 2011. As of June 30, 2006, the outstanding principal was €9,318.

Convertible debentures at June 30, 2006 were $150. These are convertible, at the holder’s discretion, after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date to shares of the Company’s common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date. They mature in August 2006 and thus are all reported within the current portion of long-term debt. During the year ended June 30, 2006, the Company did not incur any costs relating to these convertible debentures.

MediCor has several capital leases. Substantially all of these lease obligations reside with the Company’s Eurosilicone subsidiary and are leases of facilities and vehicles. In addition, MediCor has several other notes, with outstanding principal balances ranging from $98 to $219 and annual interest rates ranging from 3.39% to 8.0%. As of June 30, 2006, MediCor had $3,366 of unamortized financing costs recorded in other assets. These costs are being amortized straight-line over the life of the related note. This notes mature in March and September 2011.

Payments due on capital lease obligations as of June 30, 2006 are as follows:

Amount

July 2006 - June 2007	$571
July 2007 - June 2008	410
July 2008 - June 2009	374
July 2009 - June 2010	320
July 2010 - June 2011	258
Later years	1,119

Total minimum payments required	3,051
Less: Amount representing interest	(652)

Present value (principal) of capital lease obligations	2,399

Less: Current portion of capital lease obligations	(439)

Long term portion of capital lease obligations	$1,961

Principal payments due on long-term debt as of June 30, 2006, other than capital lease obligations, are as follows:

Amount

June 2006 - July 2007	$2,834
June 2007 - July 2008	7,314
June 2008 - July 2009	1,949
June 2009 - July 2010	1,949
June 2010 - July 2011	51,949
Later years	72,867

Total minimum payments required	138,863

Less: Amount representing current portion	(2,834)

Non-current portion of long-term debt	$136,029

The current portion of long-term debt is as follows:

Amount

Current portion of capital lease obligations	$439
Convertible debentures	150
Current portion of other long-term debt	2,246

$2,834

Short-term note payable was $170,254 at June 30, 2006.

Senior Secured Convertible Debt and Related Instruments

In April 2006, the Company entered into a Securities Purchase Agreement (the “Financing SPA”) with Silver Oak Capital, LLC, HFTP Investment LLC, GAIA Offshore Master Fund, Ltd., and Portside Growth and Opportunity Fund (the “Purchasers”). The transaction closed on April 26, 2006. This financing was a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the Financing SPA, the Purchasers purchased Senior Secured Convertible Notes (“Notes”) in aggregate principal amount of $50,000 together with warrants (“Warrants”) to purchase an aggregate of 3,100 shares of the Company’s common stock (“Common Stock”). The Company expects to use the proceeds of the financing (a) to fund the Company’s acquisition of Biosil Limited and Nagor Limited; (b) to pay expenses and commissions related to the sale of the Notes and Warrants; and (c) to fund ongoing working capital needs. The Company also entered into a Guarantee and Collateral Agreement dated April 26, 2006 by and between the Company and the Purchasers (the “Collateral Agreement”), pursuant to which the Notes are secured by substantially all of the assets of the Company, including the Company’s intellectual property. Interest is payable on the Notes at the three-month LIBOR rate (with the rate for the next six-month period set two days prior to each interest payment date) plus 6%—which is 11.1% for the six month period which includes June 30, 2006. The principal amount of the Notes is payable on their maturity date of March 31, 2011, subject to earlier conversion, acceleration or redemption. Interest is payable every six months beginning on September 30, 2006. At the option of the Company, interest on the Notes is payable either in cash or in registered Common Stock (at a conversion price that is 93% of the weighted average price of the common stock during the five days previous to the relevant interest payment date), subject to certain conditions as specified in the Notes. The Company currently intends to elect to pay the interest in cash.

The Notes are convertible at the option of the holder at any time and from time to time into Common Stock of the Company at a conversion price of $4.00 per share, subject to certain adjustments. Pursuant to the terms of the Notes, the conversion price will be reset (the “Reset Provision”) in the event the Company (i) effects a reverse/forward stock split, (ii) pays a dividend, (iii) issues shares, convertible securities or options entitling the recipient to subscribe for or purchase shares at a price per share less than the fixed conversion price then in effect, (iv) has its Common Stock delisted from the NASDAQ OTC Bulletin Board, the NASDAQ Stock Market or another national stock exchange, or (v) an event of default.

The Warrants permit the Purchasers to purchase Common Stock at an exercise price of $4.50 per share and are exercisable from April 26, 2006 until April 26, 2011. They contain provisions to adjust the Warrant Exercise Price and the Warrant Share Amount in the event that the Company issues Common Stock, convertible securities, or options in an equity financing at a price less than the then applicable Warrant Exercise Price, in which case (i) the Warrant Exercise Price is reduced to the price at which such Common Stock was issued and (ii) the Warrant Share Amount is increased such that the aggregate Warrant Exercise Price payable, after taking into account the decrease in the Warrant Exercise Price, is equal to the aggregate Warrant Exercise Price prior to such adjustment. The Warrants also contain reset provisions similar to those in the Notes, by which the Warrant Exercise Price and the Warrant Share amounts would be adjusted if the Company were to issue cash, debt, or securities to holders of Common Stock. The Warrants may be net exercised on a cashless basis. The Company would receive proceeds of up to $14,063 for them, according to how many are exercised for cash.

In connection with issuance of the Notes and Warrants, the Company and the Purchasers entered into a Registration Rights Agreement under which the Company is obligated to register with the SEC the shares of Common Stock underlying the Notes and Warrants. Under the Registration Rights Agreement, the Company was required to file a registration statement within ten days of the closing of the sale of the Notes and to have the registration statement declared effective by the SEC within 270 days of that closing. Additionally, the Company is required to keep the registration statement effective at all times until all of the shares registered have been sold or may be resold pursuant to Rule 144(k) under the Securities Act of 1933. If the Company does not satisfy these registration obligations, it would constitute an event of default, and the Company would have to pay each holder of the Notes or Warrants an amount in cash, as partial liquidated damages, as provided in the Registration Rights Agreement, as discussed further below.

The registration statement was filed with the SEC in May 2006, and it is currently under review by the SEC. The registration statement will need to be updated to maintain effectiveness pursuant to the rules and regulations promulgated by the SEC.

The Registration Rights Agreement provides for liquidated damages for failure to register or maintain an effective registration statement for the shares underlying the Notes and Warrants. If the Company fails to have the registration statement declared effective within the specified period, the Company would be required to pay liquidated damages to the investor(s) until:

•                  the registration statement is declared effective;

•                  effectiveness is maintained for a prescribed period; or

•                  the Purchasers are no longer incurring damages for the Company’s failure to register the securities (e. g., if the securities become freely transferable after a holding period under Rule 144(k) of the Securities Act of 1933).

Liquidated damages are paid in cash and the amount is determined by a formula in the Registration Rights Agreement. The liquidated damages are 1.5% per month of the aggregate purchase price paid by the holder of the Notes plus the aggregate exercise price of the Warrants covered by the Registration Rights Agreement. As of June 30, 2006, the maximum cash penalty that could be payable in the event of a breach of the Registration Rights Agreement is $26,859 or approximately 54% of the outstanding principal amount of the Notes plus all accrued and unpaid interest. The potential liquidated damages were considered to be greater than value of unregistered and registered shares.

In accordance with EITF Issue 05-04, the Company believes that the effect of the liquidated damages should be treated under the first view (View A), which states that a registration rights agreement should be treated as a combined unit together with the underlying financial instruments, warrants and derivative debenture and evaluated as a single instrument under EITF Issue 00-19 and SFAS No. 133. The Company concluded that this view is the most appropriate for the transaction. Accordingly, the Registration Rights Agreement and the financial instruments to which it pertains (the Warrants and the convertible Notes) were considered a combined instrument and accounted for accordingly.

The values ascribed to the Notes, the conversion feature of the Notes, other potential embedded derivative features, and detachable Warrants follow the guidance of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock; SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The Company evaluated the impact of the registration rights agreement on the embedded conversion feature and the Warrants and determined that their effect based on EITF Issue No. 00-19. In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and the embedded conversion feature, which was bifurcated, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The registration rights agreement provided that, if the registration statements for the warrants and the shares underlying the convertible debentures did not remain effective, it was possible the Company would be required to make cash payments, as liquidated damages. In accordance with EITF Issue No. 00-19, the fair values of the warrants and the additional conversion rights were accounted for as liabilities, and subsequent changes in their fair value are reflected in the Company’s Consolidated Statement of Operations.

The note discount associated with the Warrants and with the conversion feature of the Notes is amortized to interest expense over the life of the Notes or upon earlier conversion of the Notes using the effective yield method.

The Notes contain customary negative covenants for loans of this type, including limitations on the Company’s ability to incur indebtedness, issue securities, make loans and investments, make capital expenditures, dispose of assets and enter into mergers and acquisition transactions. Events of default under the Notes are described below and include breaches of the Company’s obligations under the Notes and other agreements relating to the transaction, certain defaults under any other indebtedness of at least $500 and certain bankruptcy events. An event of default under the Notes entitles the holders to declare all amounts then outstanding due and payable. As of June 30, 2006, the Company is not in default on any of its debt covenants.

Material Events that would cause default under the Notes include:

•                  failure to pay principal or any premium on any Note when due;

•                  failure to pay any interest, late fees or liquidated damages on any Note after a period of two business days;

•                  failure to perform other covenants under any Note that is not cured by the earlier of ten days after notice by holder or ten trading days after the Company is aware of such default;

•                  any representation or warranty under the financing documents that is untrue or incorrect in any material respect;

•                  certain events such as bankruptcy or insolvency of the Company or any of its subsidiaries;

•                  any default by the Company or its subsidiaries under any instrument in excess of $500 that results in such obligation becoming due and payable prior to maturity;

•                  the Company becoming party to a change of control transaction;

•                  failure by the Company to have its registration statement (registering the resale of the Common Stock issuable upon the conversion of the Notes and the exercise of the Warrants) declared effective by the SEC on or prior to March 7, 2007;

•                  if, during the effectiveness period of the registration statement, the effectiveness of the registration statement lapses for any reason or if the holder is not be permitted to resell registrable securities under the registration statement, in either case, for more than five consecutive trading days and an aggregate of ten trading days during any twelve-month period, subject to certain limited exceptions; and

•                  failure to deliver Common Stock certificates to a holder prior to the third business day after a Note conversion date.

Upon an event of default, 120% of the outstanding principal of the Notes plus all accrued and unpaid interest become immediately due and payable to the holders of the Notes.

In addition, as long as the Notes remain outstanding, the Purchasers have the right to participate in the Company’s future equity or equity-linked financings.

The proceeds to the Company for the Notes and Warrants issued to the Purchasers were $50,000. In connection with consummating the financing pursuant to the Financing SPA, the Company incurred issuance costs—direct legal expenses and finders’ fees totaling $3,127. These issuance costs were recorded as an asset and are being amortized to interest expense from the date of issuance to the stated redemption date using the effective interest method.

If the aggregate principal amount owing under the Notes is converted, the Company will issue 12, 500 shares of Common Stock, which may be adjusted pursuant to the reset provisions in the Notes. If the Notes are not converted, the first payment of accrued but unpaid interest will be due on September 30, 2006 and additional payments will be due every six months thereafter with the final payment due on March 31, 2011. The Company may pay accrued interest in cash or in shares of Common Stock, based on 93% of the weighted average price during the five trading days immediately prior to such interest payment, subject to certain limitations.

The Registration Rights Agreement provides for liquidated damages relating to the Company’s obligation to timely file and to maintain effectiveness of the registration statement with the Securities and Exchange Commission. Under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the ability to register stock is deemed to be outside of the Company’s control.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company determined that the conversion feature of the Notes met the criteria of an embedded derivative and therefore the conversion feature of the debt needed to be bifurcated and accounted for as a derivative. Due to the Registration Rights Agreement covering the Notes and Warrants and the reset provisions of the Notes, the debt does not meet the definition of “conventional convertible debt” because there is the possibility of net cash settlement. Therefore, the conversion feature fails to qualify for classification as permanent equity under EITF Issue No. 00-19 and must be accounted as a derivative liability.

The fair value of the conversion option was estimated at the debt issuance date, April 26, 2006, using the Black-Scholes option pricing model using the following assumptions:

•                  common stock price of $3.70;

•                  exercise price of $2.86;

•                  risk-free interest rate of 5.01%;

•                  contractual term of 4.93 years;

•                  expected volatility of 95.31%; and

•                  expected dividend yield of 0%.

The Company determined the exercise price per share for the Notes’ conversion feature by computing the net present value (NPV) of the debt ($50,000 plus interest at 11.1% over five years, discounted at 20%) and dividing the NPV amount by the total number of shares into which the debt is convertible. The 20% discount factor is the Company’s estimate of the appropriate rate of return that an investor would expect from a similar debenture not taking into consideration the conversion feature or warrants. As a result, the Company ascribed a value of $36,000 to this derivative feature at the date of issuance, which is recorded as a derivative liability. The fair value of the conversion feature was subsequently revalued to $27,750 at June 30, 2006, with the change in value reflected in the Company’s Consolidated Statement of Operations in other expenses/(income)as a gain.

The Warrants are free-standing derivatives accounted under SFAS No. 133. The fair values of these derivatives were estimated at the debt issuance date, April 26, 2006, using the Black-Scholes pricing model using the following assumptions:

•                  common stock price of $3.70;

•                  exercise price of $4.50;

•                  risk-free interest rate of 5.01%;

•                  contractual term of 5 years;

•                  expected volatility of 95.31%; and

•                  expected dividend yield of 0%.

As of the date of issuance, the Company has ascribed the value of $8,344 to the Warrants, which is recorded as warrant liabilities. The fair value of the Warrants was subsequently revalued to $6,375 at June 30, 2006, with the change in value reflected in the Company’s Consolidated Statement of Operations in other expenses/(income) as a gain.

The $50,000 face amount of the Notes was stripped of its conversion feature due to the accounting for the conversion feature as a derivative, which was recorded based on its fair value, whereby any remaining proceeds after allocating the proceeds to the Warrants and conversion option would be attributed to the debt. The value of the Warrants and conversion option result in a note discount of $44,344. Thus, at issuance, the debt was recorded, net, as $5,656. The note discount is being accreted and recognized as interest expense from the date of issuance to the stated redemption date using the effective interest method.

The following table reflects the Notes at June 30, 2006:

Amount

Principal of Notes	$50,000
(Less): Note discount	(41,638)

$8,362

For the Notes, the $50,000 total of principal amounts is due in the year ending June 30, 2011.

Subordinated Notes Payable and Related Instruments

Until April 26, 2006, International Integrated Industries, LLC (“LLC”) held a promissory note (revolving debt payable upon demand) of the Company which accrued additional principal at an annual interest rate of 10%. At April 26, this note had a balance of $68,539. At that date, this promissory note was split into two notes, one for $37,500 in favor of Sirius Capital LLC (“Sirius”) and one for $31,039 in favor of LLC, with the original note indefeasibly paid in full. Each of these new promissory notes was then amended and restated, one to an Amended and Restated Subordinated Convertible Note in favor of Sirius (the “Subordinated Note”) and the other to an Amended and Restated Subordinated Promissory Note in favor of LLC (the “LLC Note”). LLC is a family holding company in which the chairman of the Company, Mr. Donald K. McGhan, has a controlling interest, Sirius is a private equity investment fund controlled by certain members of the McGhan family. LLC and Sirius are deemed to be related parties.

The maturity date of the LLC Note is six months after the earlier of (1) the maturity date of the Notes, or (2) the date on which the entire principal amount of the Notes has been converted or redeemed. The LLC Note is expressly subordinate and junior in right of payment to the Notes.

The Subordinated Note has similar terms as the Notes, except for the following key differences: (1) prior to the indefeasible payment in full in cash of the Notes, all interest on the Subordinated Note is to be paid only by adding such interest to the principal amount of the Sirius Note, (2) the Sirius Note has the same maturity date as the LLC Note, and (3) the Company may not issue any shares of Common Stock upon conversion of the Sirius Note until the Company obtains the approval by the Company’s stockholders of the Company’s issuance of all shares of Common Stock issuable upon conversion of the Sirius Note and the Notes and exercise of the Sirius Warrant (described below) and the Warrants in accordance with the rules and regulations applicable to companies on the principal securities exchange or trading market for the Common Stock. In addition, the Sirius Note is expressly subordinate and junior in right of payment to the Notes. Furthermore, the Sirius Note is not covered by a registration rights agreement.

In connection with the amendment and restatement of the Subordinated Note, the Company granted Sirius a warrant (the “Subordinated Warrant”) to purchase up to 2,344 shares of the Company’s common stock at an exercise price of $4.50 per share. The Subordinated Warrant has similar terms as the Warrants, except that the Company may not issue any shares of common stock upon exercise of the Subordinated Warrant until the Company obtains the approval by the Company’s stockholders of the Company’s issuance of all shares of common stock issuable upon conversion of the Subordinated Note and the Notes and exercise of the Subordinated Warrant and the Warrants in accordance with the rules and regulations applicable to companies on the principal securities exchange or trading market for the Company’s common stock. The Subordinated Note and the Subordinated Warrant do not have any mandatory registration rights or other features which would cause net-cash settlement; accordingly, the value of the Subordinated Warrant and the value of the conversion feature are classified as components of shareholders’ equity.

The Company determined that the exchange of debt instruments met the requirements of EITF Issue No. 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, of an exchange of debt with substantially different terms and accordingly has deemed the promissory note payable to be extinguished as of April 26, 2006, and replaced with new Subordinated Notes on that date. The conversion feature of the new Subordinated Note was not required to be bifurcated from the host under EITF Issue No. 00-19 and SFAS No. 133. Per EITF Issue Nos. 05-07 and 96-19, the Company determined that the demand note’s cash flows and the cash flows of each of the new subordinated debt instruments, discounted at the promissory note’s interest rate of 10%, varied more than 10%. Accordingly the change in terms was considered significant in each case and extinguishment accounting was applied to the original debt instrument. The Company took into account the fair value of the Subordinated and LLC Note’s conversion option in determining the cash flows. The resulting net gain of $1,598, included in other expenses/(income), was computed using the fair value of the newly issued debt, conversion feature and the Subordinated Warrant.

At the time of the exchange and recording the extinguishment of the original promissory note (due on demand), the Company recorded a corresponding entry to record the two new notes at their principal balance as of April 26, 2006 of $37,500 and $31,039, respectively, and further recorded entries to record an aggregate discount of $37,012. The recorded note discount will be amortized as non-cash interest expense over the remaining term of the debt.

The fair value of the Subordinated Warrant was determined to be $6,258 using the Black-Scholes option-pricing model with the following assumptions:

•                  common stock price of $3.70;

•                  exercise price of $4.50;

•                  risk-free interest rate of 5.01%;

•                  contractual term of 5 years;

•                  expected volatility of 95.31%; and

•                  expected dividend yield of 0%.

The fair value of the conversion feature was also determined using the Black-Scholes option-pricing model with the following assumptions:

•                  common stock price of $3.70;

•                  exercise price of $1.89;

•                  risk-free interest rate of 5.01%;

•                  contractual term of 4.93 years;

•                  expected volatility of 95.31%; and

•                  expected dividend yield of 0%.

For the Sirius and LLC Notes, accrued interest is added to principal semi-annually and the total amount is due in the fiscal year ending June 30, 2011:

	Sirius Note	LLC Note
Original principal	$37,500	$31,039
Projected interest added to principal	68,016	52,748
Total principal expected due in year ending:
June, 30 2012	$105,516	$83,787

Interest Expense

The following table summarizes interest expense—including that relating to the Notes, the Subordinated and LLC Notes, and amortization of note discount and deferred financing fees—net, for the twelve months ended June 30, 2006:

Interest expense on Senior Secured Convertible Notes (the “Notes”)	$1,238
Amortization of note discount on Senior Secured Convertible Notes	2,705
Amortization of deferred financing fees from issuance of Senior Secured Convertible Notes	212
Interest expense on Sirius and LLC Notes (to related party)	5,948
Amortization of note discount on Sirius and LLC Notes	1,961
Interest expense on capital leases	155
Other interest expense (income), net	541
$12,761

Note M – Related Party Transactions

LLC and Sirius are McGhan family companies in which the chairman of the Company, Mr. Donald K. McGhan, holds a controlling interest. Neither the Company nor any of its subsidiaries has any direct ownership in LLC or Sirius. LLC has acted on behalf of the Company by funding significant expenses incurred for which the Company had a revolving loan agreement as shown on the Company’s Consolidated Balance Sheet of $50,533 at June 30, 2005. The outstanding balance of the note payable accrues interest at an annual interest rate of ten percent (10%) per annum. During the fiscal year ended June 30, 2006, LLC advanced $10,630 to the Company, of which $477 was repaid. Interest expense relating to this note payable was $5,196 for the fiscal year ended June 30, 2006, of which $1,072 was paid. On April 26, 2006 the LLC promissory note was replaced by a note to Sirius and a new note to LLC (see Note L for further detail). The Company has a commitment up to $10,000 from LLC to fund operating shortfalls as necessary through July 1, 2007.

In October 2003, the Company entered into a reimbursement agreement with Global Aviation Delaware, LLC, a company controlled by its chairman, for the reimbursement of expenses incurred in the operation of its private plane when used for MediCor business. The reimbursement agreement is effective only for expenses incurred for MediCor business purposes. The Company recognized a total expense of $705 for the twelve months ended June 30, 2006 pursuant to the reimbursement agreement. This amount represents approximately 12.3% of the annual operating costs of the entity. The Company has no minimum guarantees or guarantee of debt for this company. All expenses recognized pursuant to the reimbursement agreement have been included by the Company in selling, general, and administrative expenses. Under this agreement, only costs directly tied to MediCor’s use of the plane asset are reimbursable to the owner. All other operating costs (such as fuel, pilot wages, food, etc.) are paid directly by the Company through a service agreement the company has with NexGen Management, a company controlled by the Company’s chairman. All disbursements to this agent occur only when the plane is used for MediCor business purposes. The Company recognized a total expense of $881 for twelve months ended June 30, 2006 pursuant to the service agreement with NexGen Management. The Company has no minimum guarantees or guarantee of debt for this company. All expenses recognized pursuant to the service agreement have been included by the Company in selling, general, and administrative expenses.

Note N – Federal Income Taxes

The company follows SFAS 109, Accounting for Income Taxes, for reporting income taxes. The expense (benefit) for income taxes reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	June 30, 2006	June 30, 2005

Current

Net loss	$(5,496)	$(6,078)
Foreign income tax expense (benefit) on unconsolidated subsidiaries	175	543
	(5,321)	(5,535)
Deferred

Allowance for bad debts	16	(1,233)
Allowance for product replacement	304	245
Depreciation and amortization	843	(85)
Unrealized foreign currency gain/(loss)	782	—
	1,945	(1,073)

Total benefit	(3,376)	(6,608)
Valuation provision for realization of deferred tax asset	3,551	7,151

Total tax expense (benefit)	$175	$543

The current tax expense for the fiscal year ended June 30, 2006 was income tax paid by a foreign subsidiary. As of June 30, 2006, the Company recorded an allowance of $24,919 against certain future tax benefits, the realization of which is currently uncertain. The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under Internal Revenue Service provisions. Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income. The estimated net operating losses for tax purposes of approximately $60,000 will expire over several years ending in 2026.

Primary components of the deferred tax asset as of June 30, 2006 were approximately as follows:

June 30, 2006

Computed expected income tax liability at 34%	$(5,496)
Adjustments
Net operating loss	30,618
Provision for bad debts	1,648
Provision for product replacement	644
Depreciation and amortization expense	1,093
Unrealized foreign currency gain	701

Income tax benefit	$29,208
Valuation allowance for realization of deferred tax asset	(29,208)

Deferred tax asset, net	$—

Note O – Preferred Stock

The Company authorized a series of 45 shares of preferred stock designated as series A 8.0% Convertible Preferred Stock (“Series A Preferred”) on July 5, 2004. The Series A Preferred has a par value of $0.001 per share with a liquidation preference of $1,000 per share. In the event of liquidation, shareholders of the Series A Preferred shall be entitled to receive priority as to distribution over common stock. The Series A Preferred stock is convertible into common stock at any time at a conversion price of $3.85 per share until June 30, 2010, subject to potential adjustment in the event certain EBITDA or common stock value targets are not met. On June 30, 2011, all shares not yet converted to common stock will be subject to a mandatory redemption. The redemption price of $1,000 per share plus $1,000 per whole share for all accrued and unpaid paid-in-kind dividends and any other accrued and unpaid dividends, whether or not declared, will be payable by the Company in cash. At June 30, 2006, the Company had outstanding an aggregate of 6 shares, issued for aggregate consideration of $6,810.

Note P – Loss per Common Share

Basic loss per share is computed by dividing the net loss applicable to common shares after preferred dividend requirements by the weighted average of common shares outstanding during the period. Diluted loss per share adjusts basic loss per share for the effects of convertible securities, stock options and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Year Ended			Year Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Income (Loss) before preferred stock dividends	(17,945)			(16,135)
Less: Preferred stock dividends	508			1,147

Basic EPS	(18,453)	21,092	(0.87)	(17,282)	18,233	(0.95)

Effect of dilutive securities	—			—

Diluted EPS	$(18,453)	21,092	(0.87)	$(17,282)	18,233	(0.95)

Common equivalent shares of 32,060 have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note Q – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants. There were 4,243 shares reserved for issuance pursuant to the Company’s stock option plan and up to 4 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements. The Company’s employee share option activity for and related information is summarized below:

The Company’s share option activity and related information is summarized below:

		Weighted Average
	Options	Exercise Price

Options outstanding at June 30, 2005	4,316	$3.28

Granted	168	3.52
Exercised	(235)	1.92
Cancelled	(210)	4.16

Options outstanding at June 30, 2006	4,039	$3.31

Options exercisable at end of period	1,592	$3.34

The following table summarizes information about stock options outstanding at June 30, 2006:

Outstanding				Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$1.00 - $2.01	801	3.5	$1.75	342	$1.76
$3.00 - $3.80	2,280	4.9	$3.48	748	$3.47
$4.00 - $4.30	958	5.1	$4.22	502	$4.22

Note R – Business Segment Information

The Company is a corporate entity with a number of wholly-owned, autonomous subsidiaries which operate as single business units in a single industry segment across multiple geographic locations within the U.S. and internationally and, as such, does not have multiple segments to report. For the year ended June 30, 2006, sales from breast implant and other implants were approximately 94% of total sales, whereas sales from scar management product were approximately 6% of total sales. Revenues from customers and distributors attributable to various foreign countries outside the U.S. were material. Sales in foreign (non-U.S.) countries are currently approximately 95% of total sales, with the largest country (Brazil) accounting for approximately 14% of sales. Additionally, a significant amount of revenues and costs are euro-denominated. Long-lived assets attributable to various foreign countries outside the U.S. were material and equaled approximately $39,000 in France and $35,000 in the British Isles. Amounts attributable to the U.S. were approximately $7,000.

Note S – Commitments and Contingencies

The Company has received a written commitment from LLC, an affiliate of the Company’s chairman, to fund any operating loss through July 1, 2007. LLC has also provided the Company an aggregate of over $77,000 in funding from the Company’s inception through June 30, 2006. However, the Company’s ability to incur additional indebtedness is restricted by the Company’s outstanding Notes. These Notes only permit the incurrence of a maximum of $10,000 of indebtedness that is both expressly subordinate to them and unsecured.

The Company’s PIP.America subsidiary has a distribution agreement with PIP, a third party manufacturer of breast implants. This agreement covers the sale by PIP.America of PIP’s saline, pre-filled breast implant products in North America, although no sales were reported in the year ending June 30, 2006 because these products are not currently approved for distribution in North America. Previously, PIP was undertaking the process of securing United States Food and Drug Administration (“FDA”) approval for these products. At March 30, 2004, PIP.America had $3,445 of accounts receivable from PIP, representing amounts owed to PIP.America under the terms of the distribution agreement. These amounts have been fully provided for, with an allowance for doubtful account, due to the lack of payment and uncertain prospect of collection from PIP. Effective March 30, 2004, PIP.America and PIP amended the distribution agreement to provide for, among other things, transferring to PIP.America administration, funding and ownership of the pre-market approval application process relating to PIP’s saline-breast implants. In conjunction with this amendment, PIP.America forgave certain amounts owed by PIP, and the parties amended the pricing terms. The amendments obligate PIP.America to fund the ongoing clinical and regulatory costs and expenses. The amounts and timing of these future costs are unknown and may be material. The likelihood and timing of obtaining FDA approval are also uncertain. Concurrently, PIP issued to PIP.America a revolving promissory note for certain sums to come due to PIP.America based on PIP.America’s and PIP’s administration of product replacement and product replacement related claims. The principal amount under the note as of June 30, 2006 was $3,673.

The Company’s Eurosilicone Holdings SAS subsidiary may be committed to make an additional performance payment to the previous shareholders of Eurosilicone in connection with revenue targets. This payment might be as high as €3,000. The Company plans on funding the 2007 payment with the funds received from the private placement of the Notes.

In October 1999, Case No. 99-25227-CA-01, June 2000, Case No. 00-14665-CA-01, June 2003, Case No. 03-15006-CA-09, and September 2003, Case Nos. 0322537-CA-27 and 03-22399-CA-15, separate litigations were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against Medicor subsidiary PIP.America, PIP/USA, Inc., Poly Implants Protheses, S.A., Jean Claude Mas, Jyll Farren-Martin and Donald K. McGhan in the Circuit Court of Miami-Dade

County, Florida. The Kwartin family members variously allege that they are shareholders of PIP/USA, Inc. (“PIP/USA”) or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement. Plaintiffs assert that they have certain derivative or other rights to an alleged distribution agreement between PIP and PIP/USA. Plaintiffs further allege, among other things, that PIP.America and its chairman tortiously interfered with that agreement and plaintiffs’ other alleged rights. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP and invalidate PIP.America’s distributor relationship with PIP. These cases are consolidated for pretrial purposes but not for trial.

Peggy Williams v. PIP/USA, Inc., Case No. 03 CH 9654, Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239, Dawn Marie Cooper, et al. v. PIP/USA, Inc., Case No. 03CH11316, Miriam Furman, et al. v. PIP/USA, Inc., Case No. 03CH10832 and Karen S. Witt, et al. v. PIP/USA, Inc., Case No. 03CH12928 were filed in the Circuit Court of Cook County, Chancery Division, in or around July 2003. Counsel for Jessica Fischer Schnebel, et al. v. PIP/USA, Inc., Case No. 03CH07239 amended her class action complaint to include plaintiffs from the other four cases, and each of the others was voluntarily dismissed. The consolidated second amended complaint contained counts alleging product liability, breach of the implied warranties of merchantability and fitness for a particular purpose, violation of the Illinois Consumer Fraud Act and third-party beneficiary status. Unspecified monetary damages, exemplary damages and attorneys fees and costs had been sought. On January 26, 2006, PIP.America won dismissal of all counts in these cases but the third-party beneficiary claims. Plaintiffs have amended and refiled their complaint against PIP.America (seeking the same damages), and PIP.America has filed another motion to dismiss plaintiffs’ latest complaint (the Third Amended Complaint). PIP.America’s motion to dismiss has been fully briefed and will be heard on November 1, 2006. PIP, a defendant in the Schnebel litigation, has agreed to indemnify PIP.America for any losses PIP.America may suffer as a result of the Illinois litigation.

With respect to cases involving PIP, PIP.America is indemnified by PIP/USA, Inc., PIP, and PIP’s President, Jean Claude Mas, personally, from, among other things, claims arising from products manufactured by PIP-France. PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any of the cases, PIP.America intends to seek the benefits of this indemnity. As a result, the Company believes the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position.

In July, 2005, IP Resources Limited, a UK-based company filed an action against MediCor subsidiary, Eurosilicone, SAS in the Marseille Civil Court (Tribunal de Grande Instance), Marseille, France. The complaint alleges that Eurosilicone infringed upon a certain European Patent licensed by IP Resources, Inc. known as “Implantable prosthesis device,” Patent #0174141B1, and seeks damages of €3,000, plus legal costs. The case is in the preliminary stages and the Company believes it does not infringe on the 0174141B1 patent and is prepared to wage a vigorous defense based on both the validity of the patent and upon the merits of the claims.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves in each lawsuit. MediCor and its subsidiaries have been and will continue to be periodically named as a defendant in other lawsuits in the normal course of business, including product liability and product warranty claims. In the majority of such cases, the claims are dismissed, or settled for immaterial amounts. Litigation, particularly product liability litigation, can be expensive and disruptive to normal business operations and the results of complex proceedings can be very difficult to predict. Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. The Company presently believes it or its subsidiaries have meritorious defenses in all lawsuits in which the Company or its subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, the Company believes that the costs associated with them will not have a material adverse impact on its business, results of operations or financial position.

The Company leases offices, manufacturing and warehouse facilities and office equipment under various terms. Lease expenses amounted to $441 and $509 for the years ended June 30, 2006 and 2005, respectively. Future minimum lease payments are approximated as follows:

Year ended June 30,	Amount

2007	$716
2008	586
2009	406
2010	275
2011	129
Later years	608

Total minimum payments required	$2,720

Note T - Acquisitions

On April 25, 2005, one of the Company’s subsidiaries completed the purchase of selected assets and liabilities of privately-held Hutchison International, Inc., a third-party distributor of breast implants products in the United States for Biosil Limited. The completion of this transaction allowed the Company to, among other things, negotiate and ultimately enter into an exclusive distribution agreement directly with Biosil Limited for its breast implants in the United States. The acquisition itself did not have a significant impact on the operating results of the Company, since the operations have no existing revenue—pending FDA approval of the products. The various agreements called for payments in the form of stock and cash of approximately $3,000 as follows: cash payments of $250 and 367 shares of MediCor common stock valued at $7.50, subject to future adjustment based on actual trading prices following approval for marketing the products in the United States.

The financial statements reflect various purchase price allocations. In accordance with SFAS No. 141, Business Combinations, the total purchase price was allocated to the tangible and intangible assets acquired from Hutchison International, Inc. based upon their estimated fair values at the acquisition date. The purchase accounting adjustments made were based upon available information. Accordingly, the actual adjustments recorded in connection with the final purchase price allocation have been finalized.

The purchase price resulted in a significant amount of other intangible assets. However, the Company has evaluated this in detail and has determined that $3,243 of the purchase price is attributable to the distribution agreement with Biosil Limited., pursuant to EITF Issue No. 02-17 and SFAS No. 141.

The following table summarizes the components of the total purchase price and the allocation as of the date of acquisition and updated as of June 30, 2006.

	Book Value of
	Assets Acquired /	Purchase Price
	Liabilities Assumed	Adjustments	Fair Value
Employee advances	$40	$—	$40
Inventory	372	(372)	—	(a)
Property and equipment	1	(1)	—	(b)
Distribution agreement	—	3,243	3,243	(c)

Total assets	$413	$2,870	$3,283

Short-term product replacement allowance	196	87	283	(d)
Book value of net assets	218	(218)	—	(e)
Purchase price		3,000	3,000	(e)

Total liabilities and shareholders’ equity	$413	$2,870	$3,283

The following adjustments have been reflected in the balance sheet.

(a)                                                         Inventory is obsolete because no FDA Pre-Market Approval exists, and therefore no current market for the product exists.

(b)                                                        Office equipment appears to be obsolete and beyond its useful life.

(c)                                                         Reflects the value associated with the Biosil Ltd. distribution agreement, which will be amortized over approximately seven years.

(d)                                                        Reflects additional amounts for allowance associated with product replacement program.

(e)                                                         To record the purchase price, as follows: $250 of cash and $2,750 in the form of common stock in MediCor (367 shares), which exceeds the book value of purchased net assets by $2,782.

On April 28, 2006, the Company, through its wholly-owned subsidiary, Biosil UK Ltd., completed its acquisition of Biosil Limited. and Nagor Limited., both privately held Isle of Man (British Isles) companies, from their shareholders (the “Sellers”) pursuant to the Agreement for the Sale and Purchase of the Shares of Biosil Limited and Nagor Limited (the “Biosil/Nagor SPA”) dated September 13, 2005. The combined purchase price for both companies was £20,000 plus 2,640 shares of MediCor common stock. The Company paid £13,000 in cash at closing from funds available as part of a separate, earlier $50,000 senior secured convertible note private placement. The remaining £7,000 is due in two equal payments on January 3, 2007 and December 31, 2007. In conjunction with the transaction, the Company and each of the Sellers entered into Put and Call Option Agreements and a Registration Rights Agreement. Copies of these agreements and the Biosil/Nagor SPA were provided with the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2006. The terms of the acquisition were determined on the basis of arm’s-length negotiations and at values that the Company believes are below the values associated with comparable medical device companies. The Company has included the operations of Biosil Limited and Nagor Limited in its Consolidated Statement of Operations since the date of acquisition, April 28, 2006, through June 30, 2006.

In accordance with SFAS No. 141, the total purchase price was allocated to the tangible and intangible assets of Biosil and Nagor based upon their estimated fair values at the acquisition date with the excess purchase price allocated to goodwill. The estimates are preliminary and are prior to completion of independent valuations. Consequently, the values below are subject to change as the valuations become final.

The following table summarizes the preliminary, estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, April 28, 2006.

Cash (£13,000 at $1.78726 per £ bank settlement rate at April 28, 2006)	$23,234
Cash (£7,000, discounted to £6,200 at 11.1% annual interest, translated at $1.7893 per £ exchange rate at April 28, 2006)	11,093
Shares of MediCor common stock	9,498
(2,640 shares at $3.60 per share, the median market price for 20 business days on either side of the acquisition date, less registration costs)
Direct acquisition costs	1,130
Total purchase price	$44,955

Allocation of purchase price

Cash and cash equivalents	$1,376
Accounts receivable	1,804
Inventories	4,124
Other current assets	304
Property and equipment	2,841
Investments	43
Intangible assets	36,219
Other non-current assets	96
Accounts payable	(144)
Deferred tax liability, current	(273)
Other current liabilities	(687)
Deferred tax liability, non-current	(748)
Total purchase price	$44,955

The Company is awaiting independent valuation of the intangible assets listed above. The values assigned to these intangible assets as of the acquisition date were preliminary and estimated as follows:

	Amount	Life
Customer list	$2,871	3.1 years
Goodwill	33,348	Indefinite
Total intangible assets	$36,219

In addition, the Company is awaiting independent valuation of other possible intangibles; therefore no value has yet been assigned for patents, trade names, non-compete agreements, etc.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and certain other intangible assets are deemed to have indefinite lives and, accordingly, are not amortized but instead are subject to periodic impairment testing at future periods. Customer relationships are amortized over 3.1 years using the straight-line method.

The following unaudited pro-forma financial information reflects the condensed consolidated results of operations of the Company as if the acquisition had taken place on July 1, 2004. The pro-forma financial information is not necessarily indicative of the results of operations had the transaction been effected on July 1, 2004.

	For the Year Ended
	June 30,
	2006	2005
Net sales	$40,630	$38,517
Net loss	(16,710)	(19,002)

Net loss per share of common stock, basic and diluted	(0.79)	(1.04)

The information presented above is for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred had the acquisition been completed as of the dates indicated, nor are they necessarily indicative of future operating results or financial position. The purchase accounting adjustments made in connection with the unaudited pro forma condensed consolidated financial statements are based on a preliminary valuation that has been made solely for the purpose of developing the pro forma financial information and are based upon currently available information. Such a valuation is subject to final adjustments. Accordingly, the actual adjustments to be recorded in connection with the final purchase price allocation may differ from the pro forma adjustments reflected in the unaudited pro forma condensed consolidated financial statements, and any such differences may be material. The purchase price valuations are expected to be completed by March 31, 2007.

Note U – Subsequent Event

On September 27, 2006 the Sellers of Laboratoires Eurosilicone S.A. agreed to postpone the performance payment due on March 31, 2007 to July 20, 2007 and the Sellers of Biosil Ltd. and Nagor Ltd. agreed to postpone the subsequent payment of £3,500 previously due on January 3, 2007 to a payment date of July 3, 2007.

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

2.4*

Agreement for the Sale and Purchase of the Shares of Biosil Limited and Nagor Limited dated September 13, 2005 among MediCor Ltd., John Gordon Evans, Jessie Anne Evans, John A. Alsop, and Joseph S. Gallagher, incorporated by reference to Exhibit 2.1 to the Registrant’s current report on Form 8-K/A filed on September 19, 2005.

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

3.5	Amended and Restated Bylaws of the Registrant, filed herewith
4.1	Form of Convertible Debenture Loan Agreement – Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2/A filed April 1, 2005 (Commission File No. 333-121832).
4.2	Form of Convertible Debenture – Incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 and December 31, 2003.
4.3	Form of Amendment to Convertible Debenture – Incorporated by reference to Exhibit 4.3 of the Registrant’s Quarterly Report on From 10-QSB for the quarter ended September 30, 2003.
4.4	Form of Convertible Debenture Agreement – Incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form SB-2/A filed April 1, 2005 (Commission File No. 333-121832).
4.5	Form of Convertible Debenture – Incorporated by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.
4.6	Form of Investment Agreement – Incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003.
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

Exhibit No.	Description

4.10

Securities Purchase Agreement dated as of April 26, 2006 by and among MediCor Ltd., Silver Oak Capital, L.L.C., in its capacity as collateral agent, and the investors listed therein, incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K/A filed on May 1, 2006.

4.11	Form of Note dated April 26, 2006, incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K/A filed on May 1, 2006.
4.12

Registration Rights Agreement dated as of April 26, 2006 by and among MediCor Ltd. And the undersigned purchasers therein, incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K/A filed on May 1, 2006.

4.13	Form of Warrant dated April 26, 2006, incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K/A filed on May 1, 2006.
4.14

Guarantee and Collateral Agreement dated as of April 26, 2006 made by MediCor Ltd. and the other pledgors from time to time party thereto in favor of Silver Oak Capital, L.L.C. as collateral agent, incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed on May 1, 2006.

4.15

Subordination Agreement dated as of April 26, 2006 by and among MediCor Ltd. and Silver Oak Capital, L.L.C., in its capacity as collateral agent, incorporated by reference to Exhibit 10.6 of the Registrant’s current report on Form 8-K/A filed on May 1, 2006.

10.1

Agreement of Merger, dated as of February 7, 2003, by and among Scientio, Inc., International Integrated Incorporated, SC Merger, Ltd., certain members of International Integrated Incorporated and certain stockholders of Scientio, Inc. – Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003

10.2*

Securities Purchase Agreement, dated as of March 18, 2003, by and among the Registrant, Graeco2, Limited and AAB Corporation – Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003.

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

Exhibit No.	Description

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

10.17*	Form of Amended Distribution Agreement – Incorporated by Reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004.
10.18	Form of Promissory Note – Incorporated by Reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB/A for the Quarter ended March 31, 2004.
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

10.29

Employment Agreement dated April 1, 2005 between the Registrant and Marc S. Sperberg, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

10.30

Employment Agreement dated November 7, 2005 between the Registrant and Paul R. Kimmel incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

Exhibit No.	Description

10.31

Amended and Restated Subordinated Promissory Note dated April 26, 2006 made by MediCor Ltd. in favor of International Integrated Industries, LLC, incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K/A filed on May 1, 2006.

10.32

Amended and Restated Subordinated Convertible Note dated April 26, 2006 made by MediCor Ltd. in favor of Sirius Capital LLC incorporated by reference to Exhibit 10.7 of the Registrant’s current report on Form 8-K/A filed on May 1, 2006.

10.33	Warrant to Purchase Common Stock dated April 26, 2006 by MediCor Ltd. to Sirius Capital LLC.
10.34	Put and Call Option Agreement dated April 28, 2006 between MediCor Ltd. and Gordon Evans, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 4, 2006.
10.35

Put and Call Option Agreement dated April 28, 2006 between MediCor Ltd. and Jessie Anne Evans, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on May 4, 2006.

10.36

Put and Call Option Agreement dated April 28, 2006 between MediCor Ltd. and John A. Alsop, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed on May 4, 2006.

10.37

Put and Call Option Agreement dated April 28, 2006 between MediCor Ltd. and Joseph S. Gallagher, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed on May 4, 2006.

10.38

Registration Rights Agreement dated April 28, 2006 between MediCor Ltd. and Gordon Evans, Jessie Anne Evans, John A. Alsop and Joseph S. Gallagher, incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed on May 4, 2006.

10.39	Non-Employee Directors’ Deferral Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.
10.40	Addendum to Promissory Note made by MediCor Ltd. in favor of International Integrated Industries, filed herewith
21	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the Registrant’s Registration on Form SB-2/A filed July 24, 2006 (File No. 333-121832).
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a).
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a).
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350.
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350.

*                 Certain portions of this Exhibit, for which confidential treatment has been requested, have been redacted and filed separately with the Securities and Exchange Commission.