Form 10-Q
period 2006-09-30
MEDICOR LTD
filed 2006-11-02
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2006

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

Check whether the issuer: (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

       Yes ☐  No ☒

On November 1, 2006, there were 23,746,162 shares of common stock outstanding.

MEDICOR LTD.

Quarterly Report on Form 10-Q
For the Fiscal Quarter Ended September 30, 2006

TABLE OF CONTENTS

This report contains trademarks and trade names that are the property of MediCor Ltd. and its subsidiaries, and of other companies, as indicated.

In this document, the words “we,” “our,” “ours,” “us”, “the Company” and “MediCor” refer only to MediCor Ltd. and its subsidiaries, not any other person or entity.

PART I – FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

MediCor Ltd.

Consolidated Balance Sheets

(thousands, except par value)

	September 30,	June 30,
	2006	2006
	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$5,378	$14,442
Accounts receivable, net of allowances of $1,560 and $1,605 at September 30, 2006 and June 30, 2006, respectively	10,076	10,422
Notes receivable, net of allowances of $3,782 and $3,673 at September 30, 2006 and June 30, 2006, respectively	—	—
Inventories	9,781	9,160
Deferred financing fees	1,154	1,102
Prepaid expenses and other current assets	1,304	1,090

Total current assets	27,692	36,216
Property and equipment, net	8,153	8,135
Goodwill and other intangible assets, net	81,876	81,777
Deposits	166	165
Other assets	2,466	2,822

Total assets	$120,354	$129,115

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable	$7,044	$5,902
Accrued expenses and other current liabilities	11,291	13,347
Deferred tax payable	1,022	1,022
Dividends payable	256	256
Short-term note payable	120	170
Interest payable	450	1,417
Interest payable to related party	1,817	752
Current portion of long-term debt	2,832	2,834

Total current liabilities	24,832	25,700

Long-term debt, net of current portion and note discounts	27,101	22,029
Long-term debt to related party, net of note discounts	37,538	37,310
Senior warrants	5,969	6,375
Senior note conversion feature	26,000	27,750

Total liabilities	121,440	119,164

Commitments and contingencies

Preferred shares subject to mandatory redemption requirements	6,810	6,810

Stockholders’ equity (deficit)

Common shares, $0.001 par value; authorized 100,000 shares and 100,000 shares at September 30, 2006 and June 30, 2006; issued 23,800 and 23,800 shares at September 30, 2006 and June 30, 2006; outstanding: 23,746 shares and 23,746 shares at September 30, 2006 and June 30, 2006	24	24
Additional paid-in capital	73,664	73,144
Deferred compensation	—	(111)
Accumulated deficit	(84,690)	(71,978)
Accumulated other comprehensive income	3,106	2,062

Stockholders’ equity (deficit)	(7,896)	3,141

Total liabilities and stockholders’ equity (deficit)	$120,354	$129,115

See accompanying notes to unaudited consolidated interim financial statements

MediCor Ltd.

Consolidated Statements of Operations

(thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2006	2005
Net sales	$9,494	$5,662
Cost of sales	6,368	3,946

Gross profit	3,126	1,716

Operating expenses:
Selling, general and administrative
Salaries and wages	2,095	1,286
Other	4,802	2,293
Research and development	855	913

Operating loss	(4,626)	(2,776)

Non-operating expenses:
Net interest expense	10,198	1,454
Other expenses/(income)		—
Reduction in value of derivative liabilities	(2,156)	—
Loss/(gain) on foreign exchange transactions	(142)	(275)

Loss before income taxes	(12,526)	(3,955)
Income tax expense (benefit)	185	(128)

Net loss	(12,711)	(3,827)

Preferred dividends
Preferred dividends deemed	—	—
Preferred dividends in arrears series A Preferred 8%	135	124

Net loss attributable to common stockholders	$(12,846)	$(3,951)

Net loss attributable to common stockholders per share of common stock, basic and diluted	$(0.54)	$(0.19)

Weighted average number of shares outstanding, basic and diluted	23,746	20,336

See accompanying notes to unaudited consolidated interim financial statements

MediCor Ltd.

Consolidated Statements of Cash Flows

(thousands)

(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,711)	$(4,101)
Adjustments to reconcile net loss to net cash utilized by operating activities
Depreciation and amortization	867	435
Provision for doubtful accounts	104	304
Employee stock options	543	—
Non-employee stock options	88	28
Directors’ restricted common stock	—	27
Non-cash interest expense	6,690	—
Reduction in value of derivative liabilities	(2,156)	—
Increase (decrease) in cash flows from changes in operating assets and liabilities, excluding the effects of acquisitions
Accounts receivable, net	347	398
Notes receivable	(104)	(293)
Inventories	(621)	(715)
Prepaid expenses and other current assets	(214)	22
Deposits	(1)	(264)
Other assets	303	9
Accounts payable	1,143	113
Accrued expenses and other current liabilities	(2,056)	(689)
Interest payable	97	1,220
Long term accrued liabilities	—	(517)
Net cash used in operating activities	(7,681)	(4,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(159)	(111)
Net cash utilized in investing activities	(159)	(111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of short-term debt	—	4,400
Payments on convertible debentures	(50)	—
Payments on short-term debt	(2,218)	(1,496)
Net cash provided by (utilized in) financing activities	(2,268)	2,904

EFFECT OF FOREIGN EXCHANGE TRANSLATION ON CASH AND CASH EQUIVALENTS	1,044	275

CHANGE IN CASH AND CASH EQUIVALENTS
Net increase (decrease) in cash and cash equivalents	(9,064)	(956)
Cash and cash equivalents at beginning of period	14,442	1,835

Cash and cash equivalents at end of period	$5,378	$879

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Conversion of short-term debt to long-term debt	$—	$50

SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid during the period for:
Interest	$2,598	$442
Income taxes	$2	$2

See accompanying notes to unaudited consolidated interim financial statements

MEDICOR LTD.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

September 30, 2006

(thousands, except per share data)

Note A – Description of Business

MediCor Ltd. (the “Company”) is a global health care company that acquires, develops, manufactures and markets products primarily for the aesthetic, plastic, and reconstructive surgery and dermatology markets. Current products include breast implant products and scar management products. The Company’s breast implant products are currently sold in approximately 85 countries, but are not sold in the United States or Canada. The Company’s products are sold primarily in foreign (non-U.S.) countries and foreign sales are currently approximately 95% of total sales, with Brazil accounting for approximately 11% of sales. Breast implant and other implant products account for approximately 95% of total sales for the three months ended September 30, 2006, with sales in approximately 85 countries but not the U.S. or Canada; scar management products contributed approximately 5% of total sales. The Company sells its products to hospitals, surgical centers and physicians through a combination of distributors and direct sales personnel.

MediCor was founded in 1999 by chairman of the board Donald K. McGhan, the founder and former chairman and chief executive officer of Inamed Corporation, McGhan Medical and McGhan Limited. MediCor’s objective is to be a leading supplier of selected international medical devices and technologies. To achieve this strategy, MediCor intends to build upon and expand its business lines, primarily in the aesthetic, plastic and reconstructive surgery and dermatology markets. MediCor intends to both expand existing product lines and offerings and acquire companies and other assets, including intellectual property rights and distribution rights.

Note B – Basis of Presentation

Interim Reporting

The accompanying unaudited consolidated financial statements for the three-month period ended September 30, 2006 and September 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States and with the Securities and Exchange Commission (the “SEC”) rules for interim financial information reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the results of operations for the indicated periods have been included. Certain amounts recorded in previous periods have been reclassified to conform to the current period presentation. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year.

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

Share-Based Payments

On July 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123R”), which requires measurement and recognition of compensation expense for all share-based payment awards made to employees, non-employees and directors. Under SFAS No. 123R the fair value of share-based payment awards is estimated at grant date using an option pricing model and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. Prior to the adoption of SFAS No. 123R, the Company accounted for share-based awards using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APBO”) No. 25, Accounting for Stock Issued to Employees (“APBO No. 25”), as allowed under SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method no share-based compensation cost was recognized for awards to employees or directors if the exercise price of the award was equal to the fair market value of the underlying stock on the date of grant.

The Company adopted SFAS No. 123R using the modified prospective application method. Under the modified prospective application method prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and awards that are outstanding on the adoption effective date that are subsequently modified or cancelled. Estimated compensation expense for awards outstanding and unvested on the adoption effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

Pre-tax share-based compensation expense recognized under SFAS No. 123R for the three months ended September 30, 2006 was $616, which consisted of compensation related to employee, non-employee and director stock options. Pre-tax share-based compensation expense recognized under APBO No. 25 for the three months ended September 30, 2005 was $54, which consisted of compensation related to non-employee stock options and director restricted share awards. There was no share-based compensation expense recognized during the three months ended September 30, 2005 related to employee or director stock options. The company did not recognize an income tax benefit related to the recognized share-based for the three months ended September 30, 2006 and 2005, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of share-based awards. The determination of fair value using the Black-Scholes model is affected by the Company’s common stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected common stock price volatility over the term of the awards and projected employee stock option exercise behavior.

The Company recognizes share-based compensation cost over the requisite service period using the straight-line single option method. Since share-based compensation under SFAS No. 123R is recognized only for those awards that are ultimately expected to vest, an estimated forfeiture rate has been applied to unvested awards for the purpose of calculating compensation cost. SFAS No. 123R requires these estimates to be revised, if necessary, in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs. In the Company’s pro forma information required under SFAS No. 123 prior to July 1, 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-3, Transitional Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance additional paid-in capital pool (“APIC Pool”) related to tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  We plan to adopt SFAS No. 157 on July 1, 2008. We are evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APBO No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APBO No. 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company has applied the provisions of this statement effective July 1, 2006.

In December 2004, FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to fiscal years beginning after June 15, 2005, thereby rendering it effective as to the Company on July 1, 2006. The adoption of SFAS 123(R) had an impact of $616 on the Company’s consolidated net income and a loss per share of $0.02.

No other new accounting pronouncement issued or effective during this fiscal year has had or is expected to have a material impact on our consolidated financial statements.

Note C – Inventories

Inventories consisted of:

	September 30, 2006	June 30, 2006

Raw Materials	$2,058	$1,611
Work in Process	756	646
Finished Goods	6,967	6,902

Total	$9,781	$9,160

Note D – Accrued Expenses

Accrued expenses and other current liabilities at September 30, 2006 consisted of:

	September 30, 2006	June 30, 2006

Subsequent acquisition payment for Biosil Ltd. and Nagor Ltd.	$5,838	$5,838
Wages, paid leave and payroll related taxes	2,687	3,200
Product replacement allowance	1,847	2,287
Accrued purchases	520	1,256
Legal settlement	150	350
Other	250	416

	$11,291	$13,347

The Company entered into a settlement with its previous Mexican distributor, Europlex, S.A. de C.V., pursuant to which Europlex agreed to extinguish and release all claims against the Company, in exchange for future payments totaling $1,000 of which $850 has been paid. Other accrued expenses included interest and other legal expenses.

Note E - Product Replacement Programs

Most of the Company’s subsidiaries provide a product replacement program to surgeons for deflations of breast implant products for a period of ten years from the date of implantation. For Nagor products sold in the U.K., the Company also provides a free replacement implant in cases of capsular contracture within one year of the original implantation. For certain surgeons outside of the U.S., Eurosilicone provides a product replacement program for the life of the patient, including replacements for competitive implants, aesthetic dissatisfaction and for deflation. In follow-on clinical studies, the Company may extend the period in which free replacement implants can be claimed for capsular contracture or deflation. In addition to a free replacement, certain of the programs also pay limited financial assistance to the surgeon to help reduce the cost of the replacement surgical procedure. Management has estimated the amount of potential future product replacement claims based on a detailed analysis. Expected future obligations are determined based on the history of product shipments and claims and are discounted to a current value, and this amount is set aside as an allowance. Changes to the volume or pattern of expected claims and changes in interest rates would affect the calculation and could materially impact the Company’s allowance and results of operations. Although breast implant products are not currently being sold in the U.S. (because the Company is in the process of seeking clearance from the U.S. Food and Drug Administration, or “FDA”, to market them in the U.S., as more fully described below), they were sold under a distribution agreement prior to May 2000 and an allowance for product replacements is maintained for the products sold in prior years.

For the three months ended September, 2006, III Acquisition Corporation, which does business under the name PIP.America, paid $167 with respect to settlements under its product replacement program for products previously sold under its distribution agreement with Poly Implants Prothèses S.A. (“PIP”), a third-party manufacturer of breast implants. For the three months ended September 30, 2006, MediCor Aesthetics paid $195 with respect to settlements under its product replacement program for the products previously sold under its distribution agreement between Hutchison International, Inc. and Biosil Limited.

As of September 30, 2006, the Eurosilicone, PIP.America and MediCor Aesthetics product replacement program allowance consisted of:

Balance at July 1, 2005	$1,004
Provision for product replacement program expansion during the period	2,460
Settlements incurred during the period	(1,177)
Balance at June 30, 2006	2,287

Provision for product replacement program expansion during the period	50
Settlements incurred during the period	(490)
Balance at September 30, 2006	$1,847

Note F – Debt

Long-term debt consisted of the following amounts:

	September 30, 2006	June 30, 2006

Senior secured convertible note - variable 3-month LIBOR plus 6%, with maturity in March 2011	$50,000	$50,000
Variable 6-month EURIBOR plus 2.25% euro-denominated note, with maturity in September 2011	9,848	11,695
Subordinated secured convertible note to related party - variable 3- month LIBOR plus 6%, with maturity in March 2011	37,500	37,500
Subordinated note to related party - 10%, with maturity in September 2011	32,388	31,592
Convertible debentures	100	150
Obligations under capital leases	2,348	2,265
Subsequent acquisition payment for Biosil Ltd. and Nagor Ltd.	5,255	5,255
Other notes	321	406

	137,760	138,863
Less: current maturities	(2,832)	(2,834)
Less: note discounts	(70,290)	(76,690)

Long-term debt	$64,639	$59,339

On April 26, 2006, the Company raised $50,000 in a private placement that included the sale of senior secured convertible notes (the “Notes”). $25,000 of this was utilized in the acquisition of Biosil and Nagor, with the remaining balance made available for the Company’s general working capital needs.  The Notes carry an interest rate of three-month LIBOR, plus 6%, and a one-time balloon payment at maturity on March 2011.  As part of this financing transaction, the Company also issued warrants (the “Warrants”) to purchase shares of our common stock.  The Notes and Warrants are subject to a Registration Rights Agreement that requires that the Company register the underlying shares with the SEC and maintain the effectiveness of the registration statement.  The Registration Rights Agreement also provides for liquidated damages on the occurrence of several events.  As of September 30, 2006, no liquidating damages have been incurred by the Company.

In September 2004, MediCor’s ES Holdings subsidiary entered into an arrangement with a financial institution to borrow up to €16,400, at an interest rate of six-month EURIBOR plus 2.25%, to fund payments due to the sellers of Eurosilicone, a company acquired by MediCor in July 2004. The last borrowing is scheduled for 2007 and scheduled repayments complete in September 2011. As of September 30, 2006, the outstanding principal was €7,762.

Convertible debentures at September 30, 2006 were $100. These are convertible, at the holder’s discretion, after one year and at the 18-month, 24-month, 30-month and 36-month anniversary of the issuance date to shares of the Company’s common stock at a price equal to the greater of $5.00 or seventy-five percent (75%) of the daily weighted average trading price per share of the Company’s common stock over a period of twenty (20) trading days prior to the conversion date. They are all reported within the current portion of long-term debt. During the three months ended September 30, 2006, the Company did not incur any costs relating to these convertible debentures.

MediCor has several capital leases. Substantially all of these lease obligations reside with the Company’s Eurosilicone subsidiary and are leases of facilities and vehicles. In addition, MediCor has several other notes, with outstanding principal balances ranging from $50 to $197 and annual interest rates ranging from 3.39% to 8.0%. As of September 30, 2006, MediCor had $3,447 of unamortized financing costs recorded in other assets. These costs are being amortized straight-line over the life of the related note. These notes mature in March and September 2011.

Payments due on capital lease obligations as of September 30, 2006 are as follows:

October 2006 - September 2007	$575
October 2007 - September 2008	407
October 2008 - September 2009	371
October 2009 - September 2010	323
October 2010 - September 2011	262
Later years	1,036

Total minimum payments required	2,974
Less: Amount representing interest	(626)

Present value (principal) of capital lease obligations	2,348

Less: Current portion of capital lease obligations	(532)

Long term portion of capital lease obligations	$1,816

Principal payments due on long-term debt as of September 30, 2006, other than capital lease obligations, are as follows:

September 2006 - October 2007	$2,200
September 2007 - October 2008	8,732
September 2008 - October 2009	1,970
September 2009 - October 2010	1,970
September 2010 - October 2011	51,970
Later years	70,918

Total minimum payments required	137,760

Less: Amount representing current portion	(2,200)

Non-current portion of long-term debt	$135,560

The current portion of long-term debt is as follows:

Current portion of capital lease obligations	$532
Convertible debentures	100
Current portion of other long-term debt	2,200

$2,832

Short-term note payable was $120 at September 30, 2006.

Senior Secured Convertible Debt and Related Instruments

Pursuant to accounting guidance in EITF 00-19 and SFAS 133, the Company completed a thorough analysis and review of the terms of the Notes, their respective covenants, and the Warrants and determined that the appropriate accounting treatment for the Warrants and for the conversion feature of the Notes was as derivative liabilities. At June 30, 2006, the Company ascribed values of $6,375 and $27,750 to these Warrants and the conversion feature, respectively. At September 30, 2006, the values ascribed to them were $5,969 and $26,000, respectively. The decline in the value of each liability gave rise to gains of $406 and $1,750, respectively, which have been reflected in the Company’s Consolidated Statement of Operations. The fair value of these derivative liabilities had decreased due largely to a decrease in the market value of the Company’s common stock from $3.00 at June 30 to $2.85 at September 30. The estimated fair values of the Warrants and the conversion feature were determined using the Black-Scholes option pricing model. The model uses several assumptions, including the Company’s common stock price volatility, risk-free interest rate, remaining time to maturity, and the closing price of the Company’s common stock to determine the estimated fair value of the derivative liabilities. In valuing the derivative liabilities at September 30, 2006, the Company used its common stock closing price, the respective exercise prices, the remaining term on each Warrant and conversion right, and a common stock volatility of 98.23%. The recorded value of such derivative liabilities can fluctuate significantly based on fluctuations in the market value of the underlying securities of the issuer of the Warrants and of the Notes as well as in the volatility of the common stock price during the term used for observation to serve as a basis to estimate future volatility and in the term remaining for the Warrants and the conversion rights.

The value of the discount on the Notes is being accreted over the term of the Notes (4.9 years). For the three months ended September 30, 2006, the Company accreted $3,699 of debt discount related to these Notes

The following table reflects the carrying value of the senior secured convertible Notes at September 30, 2006:

Principal	$50,000
(Less): Note discount	(37,939)
$12,061

For the Notes, the $50,000 total principal amount is due in the year ending June 30, 2011.

Interest Expense

The following table summarizes interest expense—including that relating to the Notes, the Sirius Capital LLC (“Sirius”) subordinated note (“Subordinated Note”) and International Integrated, LLC (“LLC”) notes, and amortization of note discount and deferred financing fees—net, for the three months ended September 30, 2006:

Interest expense on the Notes, at stated rate	$1,419
Amortization of note discount on the Notes	3,699
Amortization of deferred financing fees from issuance of the Notes	290
Interest expense on Sirius and LLC Notes (to related party), at stated rates	1,861
Amortization of note discount on Sirius and LLC Notes	2,700
Other interest expense (income), net	229
$10,198

Note G – Federal Income Taxes

 The Company follows SFAS 109, Accounting for Income Taxes, for reporting income taxes. The expense (benefit) for income taxes reflected in the Consolidated Statements of Operations for the Company for the periods noted consist of:

	September 30, 2006	September 30, 2005

Current

Net loss	$(3,955)	$(1,351)
Foreign income tax expense (benefit) on unconsolidated subsidiaries	185	(128)
	(3,770)	(1,480)
Deferred

Allowance for bad debts	168	103
Allowance for product replacement	(27)	96
Depreciation and amortization	295	20
Unrealized foreign currency gain/(loss)	355	—
	791	220

Total benefit	(2,979)	(1,260)
Valuation provision for realization of deferred tax asset	3,164	1,131

Total tax expense (benefit)	$185	$(128)

The current tax expense for the three months ended September 30, 2006 was income tax paid by foreign subsidiaries. As of September 30, 2006, the Company recorded an allowance of $44,946 against certain future tax benefits, the realization of which is currently uncertain. The deferred differences related to certain accounts receivable, accrued warranties, and depreciation/amortization not currently deductible as expenses under Internal Revenue Service provisions. Although the Company recorded this allowance to the deferred tax assets, the Company may still utilize the future tax benefits from net operating losses for 20 years from the year of the loss to the extent of future taxable income. The estimated net operating losses for tax purposes of approximately $64,000 will expire over several years ending in 2027.

Primary components of the deferred tax asset as of September 30, 2006 were approximately as follows:

	September 30, 2006	June 30, 2006

Computed expected income tax benefit at 34%	$3,955	$5,496
Adjustments
Net operating loss	36,114	30,618
Provision for bad debts	1,816	1,648
Provision for product replacement	617	644
Depreciation and amortization expense	1,388	1,093
Unrealized foreign currency gain	1,056	701

Income tax benefit	$44,946	$40,200
Valuation allowance for realization of deferred tax asset	(44,946)	(40,200)

Deferred tax asset, net	$—	$—

Note H – Net Loss per Common Share Reconciliation

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

A reconciliation of weighted average shares outstanding, used to calculate basic loss per share, to weighted average shares outstanding assuming dilution, used to calculate diluted loss per share, follows:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
			Per-Share			Per-Share
	Income	Shares	Amount	Income	Shares	Amount
	(Numerator)	(Denominator)		(Numerator)	(Denominator)

Net Income (Loss) before preferred stock dividends	(12,712)			(3,827)
Less: Preferred stock dividends	135			124

Basic EPS	(12,847)	23,746	(0.54)	(3,951)	20,336	(0.19)

Effect of dilutive securities	—			—

Diluted EPS	$(12,847)	23,746	(0.54)	$(3,951)	20,336	(0.19)

Common equivalent shares of 32,367 have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note I – Stock Options and Warrants

The Company has a stock option plan for key employees and consultants. There were 4,243 shares reserved for issuance pursuant to the Company’s stock option plan and up to 4 shares were reserved for issuance pursuant to stand-alone options granted in connection with employment agreements. The Company’s employee share option activity for and related information is summarized below:

The Company’s share option activity and related information is summarized below:

		Weighted Average
	Options	Exercise Price

Options outstanding at June 30, 2005	4,316	$3.28

Granted	168	3.52
Exercised	(235)	1.92
Cancelled	(210)	4.16
Options outstanding at June 30, 2006	4,039	$3.31

Granted	1,117	2.50
Exercised	—	—
Cancelled	—	—
Options outstanding at September 30, 2006	5,156	$3.14

Options exercisable at end of period	2,329	$3.34

The following table summarizes information about stock options outstanding at September 30, 2006:

Outstanding				Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Years of	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$1.00 - $2.50	1,901	5.4	$2.18	477	$1.67
$3.00 - $3.80	2,280	4.6	$3.48	1,125	$3.48
$4.00 - $4.30	958	4.9	$4.22	727	$4.22

Note J – Commitments and Contingencies

In October 1999, Case No. 99-25227-CA-01, June 2000, Case No. 00-14665-CA-01, June 2003, Case No. 03-15006-CA-09, and September 2003, Case Nos. 0322537-CA-27 and 03-22399-CA-15, separate litigations were filed by Saul Kwartin, Ruth Kwartin, Steven M. Kwartin, Robert Kwartin and Nina Kwartin against PIP.America (our subsidiary), PIP/USA, Inc., (“PIP/USA”) Poly Implants Protheses, S.A. (“PIP”), Jean Claude Mas, Jyll Farren-Martin and Donald K. McGhan in the Circuit Court of Miami-Dade County, Florida. The Kwartin family members variously allege that they are shareholders of PIP/USA or have statutory and common law rights of shareholders of PIP/USA as a result of loans or investments allegedly made to or into PIP/USA or a third party or under an alleged employment agreement. Plaintiffs assert that they have certain derivative or other rights to an alleged distribution agreement between PIP and PIP/USA. Plaintiffs further allege, among other things, that PIP.America and its chairman tortiously interfered with that agreement and plaintiffs’ other alleged rights. In addition to monetary damages and injunctive relief, plaintiffs seek to reinstate the alleged distribution agreement between PIP/USA and PIP and invalidate PIP.America’s distributor relationship with PIP. These cases are consolidated for pretrial purposes but not for trial. Defendants have filed a motion to dismiss the consolidated cases, which will be heard in March, 2007.

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

With respect to cases involving PIP, PIP.America is indemnified by PIP/USA, PIP, and PIP’s President, Jean Claude Mas, personally, from, among other things, claims arising from products manufactured by PIP-France. PIP.America either already has, or is in the process of, asserting its indemnification claims and, in the event of an adverse judgment in any of the cases, PIP.America intends to seek the benefits of this indemnity. As a result, we believe the costs associated with these matters will not have a material adverse impact on our business, results of operations or financial position.

In July, 2005, IP Resources Limited, a UK-based company filed an action against our subsidiary, Eurosilicone SAS in the Marseille Civil Court (Tribunal de Grande Instance), Marseille, France. The complaint alleges that Eurosilicone infringed upon a certain European Patent licensed by IP Resources, Inc. known as “Implantable prosthesis device” Patent #0174141B1, and seeks damages of €3 million, plus legal costs. The case is in the preliminary stages and we believe we do not infringe on the 0174141B1 patent and are prepared to wage a vigorous defense based on both the validity of the patent and upon the merits of the claims.

Though it is not yet possible to predict the outcome of the cases described above, MediCor and its subsidiaries, as applicable, have denied plaintiffs’ allegations and are vigorously defending themselves in each lawsuit. MediCor and its subsidiaries have been and will continue to be periodically named as defendants in other lawsuits in the normal course of business, including product liability and product replacement claims. In the majority of such cases, the claims are dismissed, or settled for immaterial amounts. Litigation, particularly product liability litigation, can be expensive and disruptive to our normal business operations and the results of complex proceedings can be very difficult to predict. Claims against MediCor or its subsidiaries have been and are periodically reviewed with counsel in the ordinary course of business. We presently believe that we or our subsidiaries have meritorious defenses in all lawsuits in which we or our subsidiaries are defendants, subject to the subsidiaries’ continuing product replacement obligations, which the subsidiaries intend to continue to satisfy. While it is not possible to predict the outcome of these matters, we believe that the costs associated with these proceedings will not have a material adverse impact on our business, results of operations or financial position.

The Company leases offices, manufacturing and warehouse facilities and office equipment under various terms. Lease expenses amounted to $125 and $88 for the three months ended September 30, 2006 and 2005, respectively. Future minimum lease payments are as follows:

Year ended September 30,
2008	$713
2009	530
2010	388
2011	229
2012	133
Later years	594

Total minimum payments required	$2,586

Note K – Acquisitions

On April 28, 2006, the Company, through its wholly-owned subsidiary, Biosil UK Ltd., completed its acquisition of Biosil Limited. and Nagor Limited., both privately held Isle of Man (British Isles) companies, from their shareholders (the “Sellers”) pursuant to the Agreement for the Sale and Purchase of the Shares of Biosil Limited and Nagor Limited (the “Biosil/Nagor SPA”) dated September 13, 2005. The combined purchase price for both companies was £20,000 plus 2,640 shares of MediCor common stock. The Company paid £13,000 in cash at closing from funds available as part of a separate, earlier $50,000 senior secured convertible note private placement. The remaining £7,000 is due in two equal payments in fiscal 2008. In conjunction with the transaction, the Company and each of the Sellers entered into Put and Call Option Agreements and a Registration Rights Agreement. Copies of these agreements and the Biosil/Nagor SPA were provided with the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2006. The terms of the acquisition were determined on the basis of arm’s-length negotiations and at values that the Company believes are below the values associated with comparable medical device companies. The Company has included the operations of Biosil Limited and Nagor Limited in its Consolidated Statement of Operations since the date of acquisition, April 28, 2006, through September 30, 2006.

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

Cash (£13,000 at $1.78726 per £ bank settlement rate at April 28, 2006)	$23,234
Cash (£7,000, discounted to £6,200 at 11.1% annual interest, translated at $1.7893 per £ exchange rate at April 28, 2006)	11,093
Shares of MediCor common stock (2,640 shares at $3.60 per share, the median market price for 20 business days on either side of the acquisition date, less registration costs)	9,498
Direct acquisition costs	1,130
Total purchase price	$44,955

Allocation of purchase price

Cash and cash equivalents	$1,376
Accounts receivable	1,804
Inventories	4,124
Other current assets	304
Property and equipment	2,841
Investments	43
Intangible assets	36,219
Other non-current assets	96
Accounts payable	(144)
Deferred tax liability, current	(273)
Other current liabilities	(687)
Deferred tax liability, non-current	(748)
Total purchase price	$44,955

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

The following unaudited pro-forma financial information reflects the condensed consolidated results of operations of the Company as if the acquisition had taken place on July 1, 2005. The pro-forma financial information is not necessarily indicative of the results of operations had the transaction been effected on July 1, 2005.

September 30, 2005
Net sales	$8,408
Net loss	$(3,619)

Net loss per share of common stock, basic and diluted	$(0.18)

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended
	September 30,	September 30,
Major items as a percentage of sales	2006	2005

Cost of Sales	67%	70%
Selling, general and administrative	73%	63%
Research and development	9%	16%
Interest expense	107%	26%
Reduction in value of derivative liabilities	(23)%	—
Net loss	(133)%	(68)%

Sales

Sales for the three months ended September 30, 2006 were $9,493,549, an increase of $3,831,534 or 68% versus the same period a year ago. Of this, approximately $2,963,318 reflects the inclusion in our financial statements of three months of the results of operations of Biosil Limited and Nagor Limited. At Eurosilicone, positive unit growth—particularly in Latin America—was partially offset by a decrease in unit prices and a decline in the dollar relative to the euro. This decline in the dollar negatively impacted overall MediCor sales by approximately 4%.

Cost of Sales

Cost of sales as a percentage of net sales for the three months ended September 30, 2006 was approximately 67% compared to approximately 70% during the same period in 2005. This decrease was primarily attributable to the implementation of the programs to improve manufacturing efficiencies implemented during fiscal 2006 which have enabled us to increase production and lower unit cost of sales. Based on our historical review of costs, we expect that cost of sales in the future will remain in line on a percentage basis with our historic level of approximately 66%. As sales volumes and prices increase, costs should then reduce as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $6,897,680 for the three months ended September 30, 2006, as compared to $3,579,066 during the same period in 2005. Of this, approximately, $1,034,890 are SG&A expenses of Biosil Limited and Nagor Limited. The remaining increase was attributable to $576,838 for share-based payments; payroll related expenses of $482,558; consulting fees of $216,261; product replacement related fees of $204,724; commission expense of $168,705; accounting fees of $155,958; additional amortization and deprecation of $143,791; advertising fees of $82,637; and other various increases of $252,252. Of all SG&A expenses the Company incurred during the three months ended September 30, 2006, the majority were charges that are expected to be recurring.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2006 were $854,860 as compared to $912,565 for the comparable period in 2005. While we recognized an increase of costs associated with the PIP product of $82,256 and increased expenses of $66,722 from Biosil Limited and Nagor Limited, we recognized a decrease in costs relating to the development of other product lines of $206,683. We expect that research and development expenses will continue to remain substantial and grow as we aggressively move to bring products to market. However, we expect that research and development expenses will decrease with respect to a particular product once we receive required government approvals for it, but these expenses will continue to increase overall as we bring new products to market or existing products to new markets.

Interest Expense

Interest expense increased to $10,198,446 for the three months ended September 30, 2006 as compared to $1,454,303 at September, 30, 2005. Interest expense consists primarily of interest related to borrowings.

Interest expense for the three months ended September 30, 2006, primarily included $3,570,464 for the interest at stated rates on the senior secured convertible notes (the “Notes”) and subordinated debt (the “Subordinated Note”) and $6,399,298 for amortization of related note discounts. We expect interest expense to continue at a high level, due both to maintaining a high level of debt and to the amortization of the note discounts and deferred financing fees.

Reduction in Value of Derivative Liabilities

The value of derivative liabilities at September 30, 2006 was $2,156,250 less than at June 30, 2006, which resulted in a gain. There were no derivative liabilities in the same quarter a year ago. The gain was on the revaluation of the warrant liability and convertible feature liability of the Notes and the Subordinated Note from June 30, 2006 until September 30, 2006. This resulted from a decline in our stock price, which reduced the carrying value of these liabilities.

Net Loss

Net loss attributable to common stockholders for the three months ended September 30, 2006 increased to $12,846,129 from $3,951,126 for the previous period. Basic and diluted loss attributable to common stockholders per share of common stock for the three months ended September 30, 2006 was $0.54 as compared to $0.19 for the three months ended September 30, 2005.

Liquidity and Capital Resources

Cash used in operations during the three months ended September 30, 2006 was $7,681,075.  This was primarily driven by selling, general and administrative expenses, including continued startup costs, increased regulatory and quality assurance expenses, increased engineering expenses, research and development expenses and interest expense.  Our investing activities of $158,719 were principally due to the acquisition of additional fixed assets.  Our ability to make payments to refinance our debt and to fund operations and planned capital expenditures will depend on our ability to secure additional significant financing and generate sufficient cash in the future.  Currently, we have only limited product sales in the United States and will not be in a position to materially increase United States sales unless and until the FDA issues a pre-market approval relating to one or more of the products sought to be sold by us.  Product entry into the United States market is a significant business priority.  Our business strategy depends in significant part on the success of bringing our products to the United States market.  We are currently funding substantial activities for two pre-market approval applications which are operating expenses.  There can be no assurance that either application will be approved.

Historically we have raised funds to support our operating expenses and capital requirements through sales of equity or debt securities or through other credit arrangements, including borrowing from our affiliates. Most recently, we raised $46.5 million ($50 million less fees) in a private placement that included the sale of Notes and Warrants. Of this, approximately $25 million was utilized in our acquisition of Biosil and Nagor and the balance was made available for general working capital needs. In addition, our ES Holdings subsidiary is party to a bank loan agreement under which it had an outstanding indebtedness of approximately $9,847,658 at September 30, 2006. In fiscal 2006, ES Holdings notified the banks under the loan agreement that inconsistencies existed in the loan covenant formulations which prevented consistent calculation of certain covenants. ES Holdings and the banks are currently negotiating an amendment to the loan agreement to clarify and correct these formulations. We anticipate that an amendment will be completed in the second quarter of fiscal 2007. To satisfy our liquidity requirements, we will need to raise additional funds. To the extent additional sales of equity or debt securities are insufficient to satisfy our liquidity requirements, we plan on being able to obtain any necessary additional funds through the incurrence of additional indebtedness to our affiliates. We have received a written commitment from International Integrated Industries, LLC, an affiliate of our chairman, to fund any operating expenses and capital expenditures through July 1, 2007. The same entity has provided to us over $77 million in funding through September 30, 2006. This historic funding has been a combination of equity and debt. However, our ability to incur additional indebtedness is restricted by our outstanding Notes. These Notes only permit the incurrence of a maximum of $10 million of indebtedness that is both expressly subordinate to them and unsecured. We are also restricted by these Notes from issuing convertible securities or options, and our Note holders have a right of first refusal with respect to new security issuances other than the issuance of common stock in an underwritten public offering of $75 million or more in which the net price per share (after deduction of underwriting discounts and commissions) is at or above $8.00. To the extent our future liquidity requirements are greater than these capital resources or limitations; we may have to seek to negotiate to obtain any necessary additional funds through the incurrence of additional indebtedness or issuance of equity securities. Continued delays in or failure to successfully bring planned products to the United States market adversely affects our liquidity and need for additional capital resources to a significant extent.

We expect our operating losses to continue and increase as long as we do not have breast implant products approved for sale in the United States. We anticipate that we will need additional liquidity to cover negative cash flow during fiscal 2007. In addition, to the extent we want to pursue additional product introductions or acquisitions, we expect that we will need additional financing. We do not presently have any commitments for such financing and it may not be available when we need it, on terms acceptable to us or at all. The lack of adequate financing could adversely affect our ability to effect acquisitions. In particular, there is an exception to the Note holders’ right of first refusal with respect to new security issuances for securities issued in connection with acquisitions in which we acquire at least a majority of the voting power of the entity being acquired. However, we may or may not be able to exclusively use common stock in any proposed transaction.

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

Both Eurosilicone and the combined operations of Biosil and Nagor have positive operating cash flows that may or may not be sufficient to fund all of their respective projected operational, working capital, financial and other obligations.  We expect that, from time to time, one or more of these operating subsidiaries may have additional liquidity needs which may require financing by MediCor, a third-party, such as a bank, or our affiliates.  In addition, we have a written commitment from an affiliate of our chairman to fund any operating expenses and capital expenditures through July 1, 2007.  However, the ability to access that commitment will be limited by the restrictions of the Notes described above.

Our revenues are primarily denominated in U.S. dollars, in euros and British pounds, with U.S. dollars accounting for approximately 40% of total revenues. Our expenses are denominated in U.S. dollars; euros and British pounds. We do not currently hedge against foreign exchange risk and do not have any plan to do so.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our operations are exposed to fluctuations in interest rates and foreign currency exchange rates. Our experience and expectation is that these fluctuations are not so great as to pose a significant risk to our business, even if they may be material to valuations on our balance sheet and to the results of our operations. We do not enter into financial instruments to hedge such exposures except where required by loan agreements, nor do we enter into financial instruments for either trading or speculative purposes.

The value of two derivative liabilities on our balance sheet—warrants and senior note conversion feature—is affected both by interest rates and by the market value of our common stock. Our stock price is thinly traded and its price is volatile, and thus changes in valuations of these instruments can be significant. However, changes in the valuation of these derivatives have no impact on our cash obligations.

Interest Rate Risk

At September 30, 2006, we have $97,347,658 of variable rate debt—$87,500,000 of U.S. dollar-denominated debt that varies with the three-month LIBOR rate and $9,847,658 (€7,761,701) of euro-denominated debt that varies with the six-month EURIBOR rate. If the interest rates on our variable rate debt were higher or lower by 1%, 2% or 3% for the next year, interest expense would increase or decrease for that year by $973,477, $1,946,953 or $2,920,430, respectively.

The two derivative liabilities on our balance sheet are revalued quarterly using the Black-Scholes option pricing model, in which one factor is the risk-free interest rate as of the valuation date. If this rate had been higher by 1%, 2% or 3% at September 30, 2006, an additional loss of $312,500, $593,750, or $906,250, respectively, would have been recorded. If this rate had been lower by 1%, 2% or 3% at September 30, 2006, an additional gain of $187,500, $500,000, or $843,750, respectively, would have been recorded.

Foreign Currency Exchange Risk

Our subsidiaries do not sell products only in their local currencies nor do they buy materials or services only in their local currencies, and many of our subsidiaries operate in a local currency other than the U.S. dollar. The gains and losses from settling trade accounts receivable and payable in other than functional currencies is minimized by prompt collections and payments, so that our operations are not significantly impacted.

We also have transactions between our subsidiaries—principally inter-company loans and the receivables and payables that result from inter-company supply of product—which can result in both foreign currency transactions settlement and translation effects. However, these have no net cash impact on our operations.

Because $9,847,658 (€7,761,701) of our debt is euro-denominated at September 30, 2006, we do have foreign currency exchange risk on it. If the U.S. dollar were stronger or weaker by 10% relative to the euro for the next year, interest expense would decrease or increase for that year by $984,766.

Common Stock Market Value Risk

The two derivative liabilities on our balance sheet are revalued quarterly using the Black-Scholes option pricing model, in which one factor is the market price of our common stock as of the valuation date. Our stock has varied between $2.25 and $4.40 over the past year (varying less than 40% around its median of $3.20), with the market price having been $2.85 at September 30, 2006. If this market price had been higher by 25% or 50% at September 30, 2006, an additional loss of $9,718,750 or $19,781,250, respectively, would have been recorded. If this market price had been lower by 25% or 50% at September 30, 2006, an additional gain of $9,312,500 or $18,375,000, respectively, would have been recorded.

ITEM 4 - CONTROLS AND PROCEDURES

As of the quarter ended September 30, 2006, management, with the participation of the chief executive and financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer and the chief financial officer believe that, as of end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective in making known to them material information relating to MediCor (including its consolidated subsidiaries) required to be included in this report. There were no significant changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected or are likely to materially affect our internal control over financial reporting.

Management of MediCor is responsible for establishing and maintaining effective internal control over financial reporting as is defined in Exchange Act Rule 13a-15(f). The consolidated financial statements and other information presented in this quarterly report have been prepared in accordance with accounting principles generally accepted in the United States. MediCor’s internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Management will continue to review our disclosure controls and procedures periodically to determine their effectiveness and to consider modifications or additions to them.

PART II

ITEM 1 - LEGAL PROCEEDINGS

A description of material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which MediCor or any of its subsidiaries is a party or of which their property is subject is included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.  There were no material developments in such litigation during the quarter ended September 30, 2006.

ITEM 1A – RISK FACTORS

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

Risks for our business include the uncertainties associated with developing and implementing our business strategy as described in our Annual Report on form 10-KSB for the year ended June 30, 2006 as we grow and the management of both internal and acquisition-based growth. This is particularly acute in the rapid growth phase of a business, such as we are currently experiencing, and in a rapidly changing and highly regulated market such as the market for medical devices. To address these risks, we must continue to develop the strength and quality of our operations, expend heavily on regulatory applications and compliance, improve and maintain product quality, maximize the value delivered to customers, respond to competitive developments and continue to attract, retain and motivate qualified employees. We may not be successful in addressing these challenges.

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

Some aspects of our business, such as acquisitions, distribution agreements with third parties and product research and development, including regulatory approvals and compliance, have significant and sometimes unpredictable events that can result in material financial and accounting events, including allowances, write-offs and litigation. For example, in our Eurosilicone acquisition, we made an aggregate of $941,257 in negative purchase accounting adjustments, we have incurred a total of $7,947,761 in provisions and write-offs in connection with our PIP.America subsidiary’s distribution agreement with PIP because of past uncertainties regarding PIP’s ability to pay its portion of the product replacement program for its products distributed in the United States, and Eurosilicone is party to litigation commenced by the holder of patents relating to texturing of breast implant surfaces in which damages in excess of €3 million are alleged. Failure to timely achieve regulatory approvals and bring a product or products to market delays revenue and may result in not achieving any revenue for those products. Those delays, in addition to resulting in write-offs, would mean that historic expense will not have hoped for future associated revenue. These aspects of our business, such as acquiring companies and technologies, establishing and administering distributor relationships and developing new products, are part of our business strategy. As a result of the significance of these events, their unpredictable timing and frequency and the variance in structure and outcome, these events and their financial impact are unpredictable and can create material fluctuations in our financial results and prospects.

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

Historically, two distributors—Import Medic in Brazil and Corporación Recimédica in Venezuela —have comprised1 approximately 21% of our consolidated revenue. Currently, we are financially dependent on the sales of these two distributors and the acquisition of Biosil and Nagor has not added any further customer concentration. For our distributors, as well as for our own direct sales force, the customer is each doctor that implants or uses our products. If either of these distributors were to decide to no longer sell our products or were unable to sell our products, we would have to seek either to replace them, as we have done in some markets from time to time, or begin selling directly in those markets, as we have done in various markets and as we are currently doing in additional targeted markets. However, we may or may not be able to timely replace a distributor or sell directly in that territory.

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

In connection with our acquisition of Biosil and Nagor, we entered into put and call option agreements with each of the former shareholders of Biosil and Nagor, pursuant to which the former shareholders have the right under certain circumstances to put to us the 2,640,000 shares of our common stock issued to them in connection with acquisition at a purchase price ranging between $5.50 and $7.50 per share. These agreements may require us to pay substantial amounts to purchase these shares, which could decrease our liquidity and the funds available to expand our business, and we presently have no specific contingency plan for this possible future event. These agreements are described in the Management’s Discussion and Analysis or Plan of Operation—Liquidity and Capital Resources section of this quarterly report.

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

In the past, the breast implant manufacturing industry has been subject to significant litigation alleging product liability. We also have in the past been, currently are, and may in the future be subject to product liability claims alleging that the use of our technology or products has resulted in adverse health effects. These claims may be brought even with respect to products that have received, or in the future may receive, regulatory approval for commercial sale. In particular, the manufacture and sale of breast implant products entails significant risk of product liability claims due to potential allegations of possible disease transmission and other health factors, rupture or other product failure. Some breast implant manufacturers that suffered these types of claims in the past have been forced to cease operations or even to declare bankruptcy. We may also face a substantial risk of product liability claims from other products we may choose to sell. In addition to product liability claims, we may in the future need to recall or issue field corrections related to our products due to manufacturing deficiencies, labeling errors, or other safety or regulatory reasons. Product liability claims, relating to alleged product defects, are distinguishable from product replacement claims, which relate to allegations that products do not meet warranties of merchantability or fitness for a particular purpose. We address the substance of potential product replacement claims relating to products distributed by us in the United States and other countries through our product replacement programs discussed elsewhere in this Business section.

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

If our subsidiaries are unsuccessful in defending against the claims involved in these suits, or if class action status is achieved in the product replacement case, and the indemnification were to prove non-reliable, our subsidiary named in that litigation could be responsible for significant damages above the allowances provided and available assets needed to satisfy such a judgment. Eurosilicone does not have any allowances relating to the patent action against it.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5 – OTHER INFORMATION

Not Applicable.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Lease Agreement between Laboratoires Eurosilicone SAS and the Commune of Apt dated May 25, 1999
10.2	Lease Agreement between Laboratoires Eurosilicone SAS and the Commune of Apt dated May 17, 2000
10.3	Lease Agreement between Laboratoires Eurosilicone SAS and Natiocredimurs Partnership dated March 8, 2001
31.1	Principal Executive Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a).
31.2	Principal Financial Officer Certification Pursuant To 17 C.F.R. Section 240.13a-14(a).
32.1	Principal Executive Officer Certification Pursuant To 18 U.S.C. Section 1350.
32.2	Principal Financial Officer Certification Pursuant To 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICOR LTD.

By:	/s/ Theodore R. Maloney
Theodore R. Maloney Chief Executive Officer (Principal Executive Officer) November 2, 2006

By:	/s/ Paul R. Kimmel
Paul R. Kimmel Chief Financial Officer (Principal Financial and Accounting Officer) November 2, 2006