Form 10-Q/A
period 2006-09-30
MEDICOR LTD
filed 2006-12-04
CIK 1143799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the MediCor Ltd. (the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Report”), which was filed with the Securities and Exchange Commission on November 2, 2006, is being filed to amend Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds to include narrative disclosure about securities issued during the quarter, which were previously reflected in the financial statements included in the Report.

As a result of this amendment, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original and amended Report, have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-Q/A.

Except for the amendment described above, this Form 10-Q/A does not modify or update other disclosures in, or exhibits to, the Report.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2006, we granted options to purchase 1,357,000 shares of common stock to 29 new and existing employees, including four executive officers, and options to purchase 180,000 shares of common stock to two consultants.  The option grants were approved by the compensation committee of our board of directors, composed entirely of independent directors, at their regularly scheduled meeting held for such purpose. The options were granted at an exercise price of $2.50 per share, the last sale price of our common stock on the date of grant, September 11, 2006.  All of the options have seven-year terms and vest ratably on each of the first through fourth anniversaries of the date of grant.

ITEM 6 — EXHIBITS

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
Theodore R. Maloney Chief Executive Officer (Principal Executive Officer) December 4, 2006

By:	/s/ Paul R. Kimmel
Paul R. Kimmel Chief Financial Officer (Principal Financial and Accounting Officer) December 4, 2006